Form 10QSB
period 2000-07-31
BAIL CORP
filed 2000-09-13
CIK 1094572

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the Quarterly Period Ended July 31, 2000

Commission file number 000-27321
                       ---------

                               BAIL CORPORATION
                               ----------------
       (Exact name of small business issuer as specified in its charter)

       Colorado                                              84-1493152
       --------                                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

           7899 West Frost Drive, Littleton, Colorado     80128
           ----------------------------------------------------
         (Address of principal executive offices)       (Zip Code)

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
                                                Yes     X         No
                                                     -------          -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of July 31, 2000, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Condensed balance sheet - July 31, 2000 (Unaudited)                  3

     Condensed statement of operations (Unaudited) - Three months ended
       July 31, 2000 and 1999 and April 9, 1998 (inception)
       through July 31, 2000                                              4

     Condensed statements of cash flows (Unaudited) - Three months ended
       July 31, 2000 (Unaudited) and 1999 and April 9, 1998 (inception)
       through July 31, 2000 (Unaudited)                                  5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                           9

     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



                              BAIL CORPORATION
                              ----------------
                        A Development Stage Company
                        ---------------------------

                          Condensed Balance Sheet

                               July 31, 2000
                                (Unaudited)

                                  ASSETS

ASSETS
  Cash                                                          $         140
  Accounts receivable, related party (Note B)                             106
                                                                --------------
                                             TOTAL ASSETS                 246
                                                                --------------

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued liabilities                      $       2,240
  Accounts payable, related party (Note B)                              2,008
                                                                --------------
                                             TOTAL LIABILITIES          4,248

SHAREHOLDERS' DEFICIT
  Common stock                                                          2,673
  Additional paid-in capital                                              900
  Deficit Accumulated during the development stage                     (7,575)
                                                                --------------
                             TOTAL SHAREHOLDERS' DEFICIT        $      (4,002)
                                                                --------------

                                                                $         246
                                                                --------------



           See accompanying notes to condensed financial statements

                              BAIL CORPORATION
                              ----------------
                        A Development Stage Company
                        ---------------------------

                     Condensed Statement of Operations
                                (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                       Three Months Ended          through
                                            July 31,               July 31,
                                 ------------      ------------ --------------
                                     2000              1999          2000
                                 ------------      ------------ --------------
Interest Income                            -                29            106

Cost and expenses                      1,048                46          6,781

Cost and expenses, related party
  (Note B)                               300                 -            900
                                 ------------      ------------ --------------
         Net Loss Before Taxes        (1,348)              (17)        (7,575)

Income taxes                               -                 -              -
                                 ------------      ------------ --------------

Net (loss)                            (1,348)              (17) $      (7,575)
                                 ============      ============ ==============

Basic (loss) per share                 *                  *            *

Weighted average shares
  outstanding                      1,230,000         1,230,000      1,230,000
                                 ============      ============ ==============

* Less than $.01 per share



           See accompanying notes to condensed financial statements

                              BAIL CORPORATION
                              ----------------
                        A Development Stage Company
                        ---------------------------

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                       Three Months Ended          through
                                            July 31,               July 31,
                                     2000              1999          2000
                                 ------------      ------------ --------------
                                  (unaudited)                     (unaudited)

              NET CASH (USED IN) $       (21)      $         -  $      (2,033)
           OPERATING ACTIVITIES  ------------      ------------ --------------

           NET CASH PROVIDED BY
            INVESTING ACTIVITIES           -                 -              -
                                 ------------      ------------ --------------

FINANCING ACTIVITIES
  Sale of common stock                     -                 -          2,300
  Offering costs incurred                  -                 -           (127)
           NET CASH PROVIDED BY
            FINANCING ACTIVITIES           -                 -          2,173
                                 ------------      ------------ --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   (21)                -            140

Cash and cash equivalents,
  beginning of period                    161             2,084              -
                                 ------------      ------------ --------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                      $       140       $     2,084  $         140
                                 ============      ============ ==============

Supplemental disclosure:
No cash was paid for interest or income taxes for all periods presented



           See accompanying notes to condensed financial statements

                              BAIL CORPORATION
                              ----------------
                        A Development Stage Company
                        ---------------------------

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

                              July 31, 2000

Note A:  Basis of Presentation
         ---------------------
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2000 as filed in its Form 10-SB filed July 28, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the year ended April 30, 2000 and should be read in conjunction with the notes thereto.

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

On behalf of the Company, the affiliate sold 230,000 shares of the Company's common stock in a private placement for $2,300. The private placement, which closed in July 1998, also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rata one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127, certain general and administrative costs incurred by the affiliate of $89. At April 30, 2000 the Company had cash of $161. For the three months ended July 31, 2000 the Company paid bank charges of $21 resulting in a cash balance of $140.



Note B:  Related party transactions, concluded
         -------------------------------------

At April 30, 2000 the Company owed the affiliate $1,895 for certain legal expenses paid by the affiliate on behalf of the Company. During the three months ended July 31, 2000 the affiliate paid an additional $113 in legal expenses on behalf of the Company, which resulted in a net due to the affiliate at July 31, 2000 of $2,008.

On November 1, 1999 the Company began incurring an expense of $100 per month for rent and other administrative services which are performed by Corporate Management Services on behalf of the Company. For the three months ended July 31, 2000 the Company incurred rent and administrative service expenses of $300, which has been credited to additional paid-in capital.

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



Part I--Item 2.  Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company has no full time employees, incurs nominal rent and administrative expenses of $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve
(12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

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

                                           Bail Corporation



Date:  September 13, 2000                  By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



