Form 10QSB
period 2000-10-31
BAIL CORP
filed 2000-12-14
CIK 1094572

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the Quarterly Period Ended October 31, 2000

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

As of October 31, 2000, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Condensed balance sheet - October 31, 2000 (Unaudited)               3

     Condensed statement of operations (Unaudited) - Three months ended
       October 31, 2000 and 1999; six months ended October 31, 2000 and
       1999; and April 9, 1998 (inception) through October 31, 2000       4

     Condensed statements of cash flows (Unaudited) - Six months ended
       October 31, 2000 (Unaudited) and 1999 and April 9, 1998 (inception)
       through October 31, 2000 (Unaudited)                               5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

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



                              BAIL CORPORATION
                              ----------------
                        A Development Stage Company
                        ---------------------------

                          Condensed Balance Sheet

                              October 31, 2000
                                (Unaudited)

                                  ASSETS

ASSETS
  Cash                                                          $         119
  Accounts receivable, related party (Note B)                             107
                                                                --------------
                                             TOTAL ASSETS                 226
                                                                ==============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued liabilities                      $       1,515
  Accounts payable, related party (Note B)                              3,451
                                                                --------------
                                             TOTAL LIABILITIES          4,966

SHAREHOLDERS' DEFICIT
  Common stock                                                          2,673
  Additional paid-in capital                                            1,200
  Deficit Accumulated during the development stage                     (8,613)
                                                                --------------
                             TOTAL SHAREHOLDERS' DEFICIT        $      (4,740)
                                                                --------------

                                                                $         226
                                                                ==============



           See accompanying notes to condensed financial statements

                                                                    BAIL CORPORATION
                                                              A Development Stage Company

                                                          Condensed Statement of Operations
                                                                        (Unaudited)


                                                                                                             April 9, 1998
                                                                                                              (inception)
                                                Three Months Ended               Six Months Ended               through
                                                    October 31,                     October 31,               October 31,
                                         ______________    ______________ ______________  ______________     ______________
                                              2000              1999           2000            1999               2000
                                         ______________    ______________ ______________  ______________     ______________
Interest Income                                      -                11              -              40                106

Cost and expenses                                  738             1,587          1,784           1,633              7,519

Cost and expenses, related party (Note B)          300                 -            600               -              1,200
                                         --------------    -------------- --------------  --------------     --------------
                  Net Loss Before Taxes         (1,038)           (1,576)        (2,384)         (1,593)            (8,613)

Income taxes                                         -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------

Net (loss)                                      (1,038)           (1,576)        (2,384)  $      (1,593)     $      (8,613)
                                         ==============    ============== ==============  ==============     ==============

Basic (loss) per share                          *                 *               *              *           $      *

Weighted average shares outstanding          1,230,000         1,230,000      1,230,000       1,230,000          1,230,000
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

* Less than $.01 per share


           See accompanying notes to condensed financial statements

                              BAIL CORPORATION
                              ----------------
                        A Development Stage Company
                        ---------------------------

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                       Six Months Ended            through
                                            October 31,           October 31,
                                     2000              1999          2000
                                 ------------      ------------ --------------
                                  (unaudited)                     (unaudited)

              NET CASH (USED IN) $       (42)       $        -  $      (2,054)
            OPERATING ACTIVITIES ------------      ------------ --------------


           NET CASH PROVIDED BY
            INVESTING ACTIVITIES           -                 -              -
                                 ------------      ------------ --------------

FINANCING ACTIVITIES
  Sale of common stock                     -                 -          2,300
  Offering costs incurred                  -                 -           (127)
                                 ------------      ------------ --------------
           NET CASH PROVIDED BY
            FINANCING ACTIVITIES           -                 -          2,173
                                 ------------      ------------ --------------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   (42)                -            119

Cash and cash equivalents,
  beginning of period                    161             1,084              -
                                 ------------      ------------ --------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                      $       119       $     1,084  $         119
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

                              October 31, 2000



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

On behalf of the Company, the affiliate sold 230,000 shares of the Company's common stock in a private placement for $2,300. The private placement, which closed in July 1998, also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rata one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127, certain general and administrative costs incurred by the affiliate of $89. At April 30, 2000 the Company had cash of $161. For the three and six months ended October 31, 2000 the Company paid bank charges of $21 and $42 respectively, resulting in a cash balance of $140 and $119 respectively.




                              BAIL CORPORATION
                              ----------------
                        A Development Stage Company
                        ---------------------------

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

                              October 31, 2000

Note B:  Related party transactions, concluded
         -------------------------------------

At April 30, 2000 the Company owed the affiliate $1,895 for certain legal expenses paid by the affiliate on behalf of the Company. During the three and six months ended October 31, 2000 the affiliate paid an additional respective $1,478 and $1,556 in legal and general and administrative expenses on behalf of the Company, which resulted in a net due to the affiliate during the three and six months ended October 31, 2000 of $1,478 and of $3,451 respectively.

On November 1, 1999 the Company began incurring an expense of $100 per month for rent and other administrative services which are performed by Corporate Management Services on behalf of the Company. For the three and six months ended October 31, 2000 the Company had incurred rent and administrative service expense of $300 and $600 respectively, which has been credited to additional paid-in capital.

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

                                           Bail Corporation



Date:  December 14, 2000                  By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



