Form 10KSB
period 2001-03-31
BAIL CORP
filed 2001-07-13
CIK 1094572

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period May 1, 2000 to March 31, 2001

                         Commission file number: 0-27321

                                Bail Corporation
                                ----------------
                 (Name of small business issuer in its charter)

           Colorado                                               84-1493152
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     11952 Farley, Shawnee Mission, KS 66213
                     ---------------------------------------
          (Address of principal executive offices, including ZIP Code)

Issuer's telephone number: (913) 814-8313

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year ended March 31, 2001 were $-0-.

     The aggregate market value of the 1,490,000 shares of the issuer's outstanding common stock held by non-affiliates of the issuer was $372,500 as of July 10, 2001. The stock price for computation purposes was $0.25, which was the last sale price received by the issuer for shares of its common stock. Presently there is no market for the issuer's securities.

     The issuer had 5,640,000 shares of its common stock issued and outstanding as of July 10, 2001, the latest practicable date before the filing of this report.

                                BAIL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                            Page
PART I.........................................................................4

       Item 1.  Description of Business........................................5
       Item 2.  Description of Property.......................................15
       Item 3.  Legal Proceedings.............................................16
       Item 4.  Submission of Matters to a Vote of Security Holders...........16

PART II.......................................................................16

       Item 5.  Market for Common Equity and Related Stockholder Matters......16
       Item 6.  Plan of Operation.............................................17
       Item 7.  Financial Statements..........................................18
       Item 8.  Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................18

PART III......................................................................18

       Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act....18
       Item 10. Executive Compensation........................................19
       Item 11. Security Ownership of Certain Beneficial Owners and
                Management....................................................20
       Item 12. Certain Relationships and Related Transactions................21
       Item 13. Exhibits and Reports on Form 8-K..............................22

                                     PART I

Forward-Looking Statements

     This report on Form 10-KSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in "Description of Our Business," "Risk Factors" and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the following matters, are forward looking statements:

     o    our ability to acquire valuable properties,
     o    future capital costs of acquisitions and exploration,
     o    the size of various markets,
     o    market share,
     o    project margins,
     o    business strategies, and
     o    expansion and growth of our operations.

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of the following:

     o    historical trends,
     o    current conditions,
     o    expected future developments, and
     o    other factors we believe are appropriate under the circumstances.

Such statements are subject to a number of assumptions including the following:

     o risks and uncertainties, including the risk factors in this annual report,
     o    general economic and business conditions,
     o    the business opportunities that may be presented to and pursued by us,
     o changes in laws or regulations and other factors, many of which are beyond our control, and
     o    ability to obtain financing on favorable conditions.

     The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Our Business.

Our Recent History

     We were incorporated in Colorado on April 9, 1998, as a "blank check" company for the purpose of evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. Our purpose was to provide a method for a foreign or domestic private company to become a reporting (or public) company whose securities would be qualified for trading in the United States secondary market. In furtherance of these goals, on September 13, 1999, our management voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission and we became a reporting company. Our management also actively sought a suitable acquisition or merger candidate but did not find one. Consequently, we have not had a source of cash flow or income since our inception.

     On or about March 3, 2001, we and our largest shareholder, Corporate Management Services, Inc. or CMS, entered into an Agreement for the Purchase of Common Stock whereby CMS sold a controlling interest to Mr. Charles A. Ross, Sr. in order to change us from an inactive company to a company active in the oil and gas business. Prior to entering into the stock purchase agreement, Mr. Ross was not affiliated with us and did not own any of our common stock.

     In connection with Mr. Ross' acquisition of a controlling interest, our then sole officer and director, Mr. George Andrews, resigned and Mr. Ross became our President and sole director. We have moved our principal place of business from Littleton, Colorado, to Shawnee Mission, Kansas. In April 2001, we changed our fiscal year end from April 30 to March 31.

Our Current Plan of Operation

     We intend to acquire and develop oil and gas producing properties in the United States. This may be accomplished by way of leasing oil and gas interests and drilling the leased property to prove reserves or by acquiring working interests in production or reserves.

     Commencing on March 20, 2001, we attempted to acquire interests in 125,000 acres in the northeast region of Alabama for the purpose of conducting pre-drilling activities to determine the prospects for drilling or farming out our interest. However, these negotiations failed because we could not obtain adequate guarantees of good title and because we felt there was insufficient historical engineering and geological information regarding prior drilling activities on the property.

     Subsequently we attempted to acquire drilling interests on approximately 3,500 acres in Unitah County, Utah, from a Denver-based oil and gas exploration company. Our management determined that the available seismic data was not adequate to determine appropriate drilling locations and therefore a seismic 3-D analysis would be appropriate. However, our management estimated that the cost of such analysis, together with other appropriate pre-drilling activities, would have been approximately $250,000. Based on our current financial situation, we determined that we did not have adequate financial resources to pursue these interests.

     Currently our management is seeking to acquire oil and gas leases in portions of southeast Kansas to drill for coal bed methane gas. We have retained a geological consultant to identify areas in southeast Kansas suitable for coal bed methane exploration and development. We are interested in properties lying in the Cherokee Basin which contain Pennsylvanian age coal beds. These coal beds are believed to be contiguous from the northern part of the basin that runs from the Bourbon Arch in the north to the state border with Oklahoma to the south.

     Historically, coal bed methane gas flow rates for wells completed in the Cherokee Basin south of Miami and Johnson Counties in Kansas and south of Jackson County in Missouri have varied from 50 to over 900 thousand cubic feet (or "Mcf") from a single four foot coal seam or black shale. Water production from these wells generally has been less than 50 barrels per day initially, eventually dropping to below 10 barrels per day. Other wells drilled in the Cherokee Basin within the last 15 years have reported similar reservoir thickness and production rates in Labette, Wilson, Neosho and Cherokee Counties, Kansas.

     The Company has recently opened an office in Burlington, Kansas for $350.00 per month and, with the help of our consultant, we have chosen to start leasing land in the south half of Coffey County, Kansas (the "Shiloh Project") which is also in the Cherokee Basin. If we are successful at leasing enough land to move forward with drilling activities (25,000 acres is our minimum goal), the Company will need additional capital to develop these properties. Our initial intent is to drill and, if commercial quantities of gas is produced, to complete the drilled wells. If this phase is successful, we may determine to perform core drilling activities to prove up reserves. If we take this action and we are able to prove up reserves that merit additional drilling activity, management may determine to either raise additional funds to expand drilling or partner or farm out certain parcels to rapidly develop our leases.

     We recently concluded three private placements of our common stock raising $198,000 to pay legal and accounting fees, to retain our geological consultant and to fund our operations. In addition to general operating expenses, we will use this capital to acquire operating leases in our targeted area. We anticipate that each well in the Cherokee Basin will cost approximately $25,000 to explore, drill and test and an additional $15,000 to complete. We intend to hire third parties to perform our drilling activities.

     Additionally we recently acquired an option for a lease on 4,560 acres in Blaine County, Montana from Geominerals Corp. for $1,400. Geominerals Corp. is controlled by George Andrews, our former president and sole director.

     Although there are existing gas pipelines in southern Kansas, until we identify specific properties to lease it will be difficult to estimate the costs of transporting our products to such pipelines or other distribution facilities, should we successfully drill and complete any gas wells.

     The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We do not have any delivery commitments with respect to any oil or gas produced from any properties that we acquire. However, due to the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas that we produce, once it has been delivered to a distribution facility.

     Assuming we discover and prove reserves on any properties that we lease, we may decide to sell some or all of these fields if we receive an appropriate offer for them.

Employees

     We currently have no full time employees except our president who is devoting full-time to our activities. We expect to employ one or two persons to help with our oil and gas land lease program in the near future.

Competition

     Competition in the oil and gas business is intense, particularly with respect to the acquisition of producing properties, proved undeveloped acreage and leases. Major and independent oil and gas companies actively bid for desirable oil and gas properties and for the equipment and labor required for their operation and development. Many of our competitors have substantially greater market share, greater financial and other resources, better name recognition and longer operating histories than we do, which may adversely affect our ability to compete. Because of this competition, we may not be able to acquire or lease desirable oil and gas properties or to hire third parties to drill our properties.

Government Regulation

     Our oil and gas business will be subject to various federal, state and local laws and governmental regulations which may be changed from time to time in response to economic or political conditions.

Federal Regulation of First Sales and Transportation of Natural Gas

     Historically, the transportation and sale of natural gas in U.S. interstate commerce has been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the Federal Energy Regulatory Commission, or FERC. The FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or NGA, and the Natural Gas Policy Act of 1978, or NGPA. In the past, the federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. FERC jurisdiction over transportation and sales other than "first sales" has not been affected.

     Commencing in the mid-1980s, FERC promulgated several orders designed to correct market distortions and to make gas markets more competitive by removing the transportation barriers to market access. These orders have had a profound influence upon natural gas markets in the United States and have, among other things, fostered the development of a large spot market for gas. The following is a brief description of the most significant of those orders and is not intended to constitute a complete description of those orders or their impact.

     In April 1992, FERC issued Order 636, which restructured both the sales and transportation services provided by interstate natural gas pipelines. The purpose of Order 636 is to improve the competitive structure of the pipeline industry and maximize consumer benefits from the competitive wellhead gas market. The major function of Order 636 is to assure that the services non-pipeline companies can obtain from pipelines are comparable to the services pipeline companies offer to their gas sales customers. One of the key features of the Order is the "unbundling" of services that pipelines offer their customers. This means that pipelines must offer transportation and other services separately from the sale of gas. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to individual pipelines, although certain appeals remain pending and FERC continues to review and modify their open access regulations. These initiatives may affect the intrastate transportation of gas under certain circumstances.

     In particular, FERC is conducting a broad review of their transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include: (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, subject to review and possible extension of the program at that time; (2) permitting value-oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets; (3) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline; (4) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties; (5) retaining the right of first refusal, or ROFR, and the 5 year matching cap for long-term shippers at maximum rates, but significantly narrowing the ROFR for customers that FERC does not deem to be captive; and (6) adopting new web site reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments. The new reporting requirements became effective September 1, 2000. We cannot predict what action FERC will take on these matters in the future, nor can we accurately predict whether FERC's actions will, over the long term, achieve the goal of increasing competition in markets in which our natural gas may be sold. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we will compete.

     FERC regulates the rates and services of "natural-gas companies," which the NGA defines as persons engaged in the transportation of gas in interstate commerce for resale. As previously discussed, the regulation of producers under the NGA has been phased out. Interstate pipelines, however, continue to be regulated by FERC under the NGA. Various state commissions also regulate the rates and services of pipelines whose operations are purely intrastate in nature, although generally sales to and transportation on behalf of other pipelines or industrial end-users are not subject to material state regulation.

     There are many legislative proposals pending in Congress and in the legislatures of various states that, if enacted, might significantly affect the petroleum industry. It is impossible to predict what proposals will be enacted and what effect, if any, such proposals would have on us and our proposed operations.

State and Local Regulation of Drilling and Production

     State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning operations. The states in which we may operate also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. A few states also prorate production to the market demand for oil and gas.

Environmental Regulations

     Our oil and gas exploration activities will be subject to numerous laws and regulations governing virtually all facets of these activities, including the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Permits also are required to plug and abandon wells. Such laws and regulations also restrict the emissions of air or other pollution resulting from our operations, and impose liability for the clean up of contaminated properties. Moreover, state and federal environmental laws and regulations may become more stringent in the future. State initiatives to further regulate the disposal of oil and gas wastes are pending in some states, including states in which we may operate, and these various initiatives could have a similar impact on us.

Operational Hazards and Insurance

     Our operations will be subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     We will obtain and maintain general liability insurance in amounts and on terms that we consider to be reasonable for our operations and in accordance with customary industry practices. Such insurance will not cover every potential risk associated with the drilling, production and processing of oil and gas. In particular, coverage is not obtainable for all types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to obtain or maintain adequate insurance at rates we consider reasonable.

Risk Factors

Risk Factors Relating to Our Status as a Start-up

We have a limited operating history and are subject to the risks associated with a new business.

     We are subject to all the risks associated with a new business enterprise. Although we have been in business since April 1998, we have been essentially dormant since then and only recently have developed a new plan of operation to acquire oil and gas leases, production and/or related assets. Thus, we have a very limited operating history upon which an evaluation of our business and prospects can be based. The likelihood of our success should be considered relative to the problems frequently encountered in connection with the operation and development of a new business operating in a competitive industry, including, but not limited to, the ability to fund our operations from unpredictable cash flow and capital-raising transactions. There can be no assurance that we will achieve the objectives set forth herein.

We anticipate continued losses for the foreseeable future.

     We have not been profitable since our inception. We incurred a net loss of $6,438 during the 11 months ended March 31, 2001. To date we have not had any revenue or earnings from operations and we will continue, in all likelihood, to sustain operating expenses without corresponding revenues until we are able to successfully implement our new plan of operations, if ever.

     Even if we are able to implement our new plan, we may experience fluctuations in future operating results due to a variety of factors, including the following:

     o    general economic conditions,
     o    economic conditions in the oil and gas industry, and
     o capital and other costs relating to the acquisition and exploration of oil and gas properties.

Many of these factors are out of our control. Furthermore, our current business plan may not result in income from operations. Cash flow will be created only if our investments in oil and gas assets later become liquid or our investments are subsequently acquired by third parties.

     There can be no assurance that our operations will generate sufficient revenues to become profitable or that if we become profitable, that we will be able to sustain profitability.

We will need to obtain additional financing to implement our business plan.

     Our capital requirements will be significant as we are attempting to redefine our business from a position where we have no revenue producing assets, no significant assets or financial resources, and no revenues or earnings from operations since our formation. We do not expect to have any revenues from operations prior to acquiring and developing suitable oil and gas properties.

     We do not currently own any oil and gas properties or interests. We intend to use a portion of the proceeds from our recent private sales of common stock to acquire oil and gas leases. See "Plan of Operation - Liquidity and Capital Resources."

     We will need to raise additional funds to explore, drill, test and complete wells on the oil and gas properties that we acquire. We anticipate that each well will cost approximately $40,000 to explore, drill, test and complete. We currently do not have any binding commitments for, or readily available sources of, additional financing.

     If we do not obtain additional financing we will be forced to curtail or abandon our future operational plans. We cannot assure you that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms.

     Even if we obtain additional financing and are able to expand our business, there is no assurance that our shareholders will derive a profit from an investment in us.

Additional infusions of capital may have a dilutive effect on your investment.

     Any additional equity financing that we receive may involve substantial dilution to our then-existing shareholders. Furthermore, we may issue stock to acquire properties, assets, or businesses. In the event that any such shares are issued, the proportionate ownership and voting power of other shareholders may be reduced.

There is substantial doubt that we can continue as a going concern.

     Our auditors have included an explanatory paragraph in their opinion on our financial statements for the year ended March 31, 2001, to state that our lack of operations and limited working capital raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations through the acquisition and development/ exploitation of oil and gas producing properties. We cannot assure you that our business plans will be successful in addressing this issue.

Risk Factors Relating to Our New Plan of Operations

We may not be successful in acquiring and developing oil and gas properties.

     The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. As a result, we may not recover the purchase price of a property from the sale of production from that property, or may not recognize an acceptable return from properties we acquire. In addition, we cannot assure you that our exploitation and development activities will result in any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital or other factors, such as price controls. In addition, the costs of exploitation and development may materially exceed initial estimates.

There are drilling risks associated with oil and gas operations.

     The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including the following:

     o    fires, explosions, cratering, or blow-outs,
     o unexpected formations or pressures that could cause environmental damage, personal injury or damage to equipment,
     o    title problems,
     o    weather conditions,
     o    compliance with governmental requirements,
     o    equipment failure or shortages in the delivery of equipment, and
     o    unavailability of third parties to conduct our drilling operations.

     The occurrence of any of these risks could result in losses to us. We will maintain insurance against some of these risks in amounts that we believe to be reasonable and in accordance with customary industry practices. The occurrence of a significant event that is not fully insured could have a material adverse effect on our financial position.

We will compete with companies with greater market share and resources.

     We will compete in the area of exploiting natural resources with other companies which have substantially greater market share, greater financial and other resources, better name recognition and longer operating histories than we do, which may adversely affect our ability to compete. Because of this competition, we may not be able to acquire or lease desirable oil and gas properties or to hire third parties to drill our properties.

Our financial results may be adversely affected by volatile oil and gas prices.

     Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors that are beyond our control. These factors include:

     o    international political conditions (including wars and civil unrest),
     o    the domestic and foreign supply of oil and gas,
     o    the level of consumer demand,
     o    weather conditions,
     o    domestic and foreign governmental regulations and other actions,
     o    actions taken by the Organization of Petroleum Exporting Countries
          (OPEC),
     o    the price and availability of alternative fuels, and
     o    overall economic conditions.

Our revenues, profitability and liquidity will be dependent upon prevailing prices for oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations.

     Furthermore, we expect that our quarterly operating results may fluctuate significantly due to the fluctuation of oil and gas prices. If our operating results in one or more quarters do not meet expectations, the market for our common stock could be materially adversely affected.

Compliance with environmental and other governmental regulations could be costly and negatively affect our operations.

     There can be no assurance that we will not incur significant costs in the future to comply with laws passed by federal, state and local governments relating to our oil and gas business. The production and sale of oil and gas are subject to a variety of federal, state and local government regulations including regulation of the following:

     o    the prevention of waste,
     o    the discharge of materials into the environment,
     o    the conservation of oil and natural gas,
     o    pollution,
     o    permits for drilling operations,
     o    drilling bonds,
     o    reports concerning operations,
     o    the spacing of wells,
     o    the unitization and pooling of properties, and
     o    various other matters, including taxes.

     Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Although we will maintain insurance coverage for some environmental damages, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or we may be required to cease exploration on leased properties in the event of environmental damages.

     Additionally, many jurisdictions have imposed, at various times, limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Many states have raised state taxes on energy sources and additional increases may occur. There can be no certainty of the effect that increases in state energy taxes will have on oil and natural gas prices.

Information in this report regarding our future exploration and development activities reflects our current intent and is subject to change.

     We describe our current exploration and development plans in this report. Whether we ultimately undertake an exploitation or exploration project will depend on the following factors:

     o    availability and cost of capital,
     o    receipt of seismic data,
     o    current and forecasted oil or gas prices,
     o the costs and availability of drilling rigs and other equipment, supplies and personnel necessary to conduct these operations,
     o    success or failure of activities in similar areas,
     o    changes in the estimates of the costs to complete project,
     o our ability to attract other industry partners to acquire a portion of the working interest to reduce exposure to costs and risks, and
     o    decisions of any joint working interest owners.

     We will continue to gather data about our proposed projects, and it is possible that additional information may cause us to alter our schedule or determine that a project should not be pursued at all. You should understand that our plans regarding our projects are subject to change.

Other Risk Factors Relating to Our Business

Our Articles of Incorporation eliminate our directors' liability.

     Our Articles of Incorporation contain a provision eliminating our directors' liability to us or our shareholders for monetary damages for a breach of their fiduciary duty. However, a director's liability is not eliminated in circumstances involving certain wrongful acts, such as the breach of a director's duty of loyalty or acts or omissions which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation also obligate us to indemnify our directors and officers to the fullest extent permitted under Colorado law. While we believe that these provisions are very standard and necessary to assist us in attracting and retaining qualified individuals to serve as directors, they could also serve to insulate our directors against liability for actions which damage us or our shareholders. Furthermore our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Our controlling shareholders may be able to significantly affect the actions we take.

     Gary J. Grieco directly owns 22.2% of our outstanding common stock and Jeffrey P. Frazier and Terrie L. Pham each directly own 17.7% of our outstanding common stock. Charles Ross, our sole officer and director, directly owns 16% of our outstanding common stock. See "Security Ownership of Certain Beneficial Owners and Management." Mr. Grieco, Mr. Frazier, Ms. Pham and/or Mr. Ross, as a result of their stock ownership, may be in a position to significantly affect the corporate actions we take.

We depend on our President.

     Mr. Ross, our President and sole officer, has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on Mr. Ross. The loss of Mr. Ross' services could adversely affect the development of our business and our likelihood of implementing our business plan and continuing operations.

Item 2. Description of Property.

     Prior to April 2001, we occupied offices in the home of our former president in Littleton, Colorado. We incurred a rent expense of $100 per month to Corporate Management Services, Inc. which also occupies offices in the same location. In April 2001, we moved our headquarters from Littleton, Colorado, to 11952 Farley, Shawnee Mission, Kansas 66213. We currently occupy offices in the home of our sole officer and director at no cost to us. Mr. Ross has agreed to continue this arrangement until the company makes other arrangements. The Company has recently rented an approximately 200 square foot office on a month-to-month basis for $350.00 per month in Burlington, Kansas near our planned coal bed methane gas leasing operations.

Item 3. Legal Proceedings.

     We do not know of any pending or threatened legal proceedings to which we are a party. We also are not aware of any proceedings being contemplated by governmental authorities against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no items submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Principal Market or Markets. Our stock has not traded and, at the present time, it has no trading symbol.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of our common stock as of July 10, 2001, was approximately 57.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We did not pay any dividends on the common stock during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) Recent Sales of Unregistered Securities. Since its inception, Bail Corporation has sold securities in the transactions described below without registering the securities under the Securities Act of 1933. Unless otherwise indicated, no underwriter, sales or placement agent was involved in the transactions.


       Date                         Name                         No. of Shares       Consideration
       ----                         ----                         -------------       -------------
(1)  April 11, 1998       Corporate Management Services, Inc.*     1,000,000    Services valued at $500
(2)  April 22, 1998 to    46 shareholders                         5,000 each/         $50.00 each/
     August 26, 1998                                             230,000 total        $2,300 total
(3)  April 23, 2001       Jeffery P. Frazier                       1,000,000            $10,000
(4)  April 23, 2001       Terrie L. Pham                           1,000,000            $10,000
(5)  April 25, 2001       Gary J. Grieco                           1,000,000            $10,000
(6)  April 30, 2001       3 shareholders                         100,000 each/        $1,000 each/
                                                                300,000 total        $3,000 total
(7)  June 7, 2001         Gary J. Grieco                            250,000             $25,000
(8)  June 7, 2001         Mallard Management Inc.                   250,000             $25,000
(9)  June 7, 2001         Harvey M. Burstein                        250,000             $25,000
(10) June 28, 2001        The Hedge Fund, LLC                       360,000             $90,000

* Mr. George Andrews, our sole officer and director until April of 2001, is the sole director and a 50% shareholder of Corporate Management Services, Inc.

     The sales listed in lines (1) and (2) were made pursuant to Section 4(2) of the Securities Act of 1933. The sales listed in lines (3) through (10) were made pursuant to Section 4(2) and Rule 506 of Regulation D adopted under the Securities Act of 1933.

     All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information which they requested and all information necessary to verify such information, and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us.

     (e) Registration Rights. As part of Mr. Charles Ross' acquisition of a controlling interest from Corporate Management Services, Inc., he agreed that we would file a registration statement covering the resale of our shares of common stock held by the 46 shareholders who purchased shares in April 1998 and the shares held by CMS. As part of the sale to Mr. Ross, CMS agreed not to sell 50% of its shares for a period of 180 days after the effective date of the resale registration statement.

     In conjunction with our sale of shares in June 2001, we agreed to include the shares of common stock sold for $0.10 per share and $0.25 per share in the resale registration statement that we intend to file. However, the registration of the shares sold to The Hedge Fund, LLC is conditioned upon execution by the fund of an agreement limiting the number of shares that may be sold by the fund in any six month period to 250,000.

Item 6. Plan of Operation.

     During March 2001, we spent approximately $6,000 pursuing potential oil and gas properties and approximately $10,000 in legal fees in connection with negotiating potential acquisitions and preparing investment documents in connection with our capital raising efforts. These funds were advanced to us by Mr. Charles Ross, currently our sole officer and director. At March 31, 2001, we had cash and cash equivalents of $73, a decrease of $740 from March 31, 2000.

     Liquidity and Capital Reserves

     In April 2001, we raised $33,000 through the sale of 3,300,000 shares of our common stock and in June 2001 we raised an additional $165,000 through the sale of another 1,110,000 shares. A portion of the proceeds was used to repay the March 2001 advances. We intend to use the remaining proceeds to acquire oil and gas leases, as discussed in "Description of Our Business," and to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of a portion of our outstanding shares of common stock. We will need to raise additional funds to commencing drilling operations, as discussed in "Description of Our Business."

     As a result of our changed plan of operation, we have not yet developed a formal budget for the balance of the fiscal year. Our budget is almost entirely discretionary and therefore our inability to finance operations will slow our progress but should not cause us to cease operations. However, if we were unable to meet a required payment for drilling leases or well completion, we could suffer a substantial loss of a business opportunity.

Item 7. Financial Statements.

     The independent auditors' report and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     We did not have any disagreements on accounting and financial disclosure with our present accounting firm during the reporting period.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Directors and Executive Officers. The names and ages of the former and current directors and executive officers of Bail Corporation are as follows:

Name                   Age    Position                               Term
----                   ---    --------                               ----

George Andrews         75     Former Director and President   From April 1998 to
                                                                  April 2001
Charles A. Ross, Sr.   61     Director and President          From April 2001 to
                                                                   present

     In April 2001 George Andrews resigned his positions as a director and president of Bail Corporation.

     Each director serves until the next annual meeting of shareholders or until his successor is elected and qualified.

     The following sets forth information concerning the principal occupation and business experience of the current officers and directors of Bail Corporation.

     Charles A. Ross, Sr. has been our President and a Director since April 10, 2001. Mr. Ross has agreed to devote as much time to our activities as is required to implement our new plan of operations.

     From June 1998 until March 2001, Mr. Ross was self-employed and an investor. From August 1995 until May 1998, he was the President and CEO and a director of Edgerton Technology, Inc. and from July 1996 until May 1998 he was the Chairman of the Board, President, CEO and Treasurer of Edgerton Musical Amplifiers, Inc. From August 1992 to August 1995, Mr. Ross was a self-employed consultant and investor.

     Other public companies in which Mr. Ross served as an officer or director include Copilot Electronic Products, Inc. from 1989 to 1992, Birdview Satellite Communications, Inc. from 1981 to 1986, and Kustom Electronics, Inc. from 1965 to 1973. In 1968 he was named Kansas Small Businessman of the Year by the Small Business Administration.

     None of our directors or executive officers are related to any other director or executive officer.

Section 16(a) Beneficial Reporting Compliance

     Under U.S. securities laws, directors, executive officers and persons holding more than 10% of Bail Corporation's common stock must report their initial ownership of the common stock and any changes in that ownership on reports that must be filed with the SEC and Bail Corporation. The SEC has designated specific deadlines for these reports and Bail Corporation must identify in this Form 10-KSB those persons who did not file these reports when due.

     Based upon information provided to Bail Corporation by its directors, executive officers and persons holding more than 10% of Bail Corporation's common stock, we believe that there were no late filings except the initial statement of ownership on Form 3 for Mr. Ross was filed late.

Item 10. Executive Compensation.

     Mr. Andrews did not receive any compensation from Bail Corporation for his services. At present no officer or director receives compensation for his services nor are there any employment agreements with any officer. Mr. Ross is reimbursed for expenses paid on behalf of Bail Corporation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding beneficial ownership as of July 10, 2001, of Bail Corporation common stock by any person who we know to be the beneficial owner of more than five percent of our voting securities, and by each of our directors and executive officers and by the directors and executive officers of Bail Corporation as a group. As of July 10, 2001 there were 5,640,000 shares of our common stock issued and outstanding.

     All beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

Name and Address of                   Common Stock             Percent of Class
 Beneficial Owner                 Beneficially Owned (1)      Beneficially Owned
 ----------------                 ----------------------      ------------------

Charles A. Ross, Sr.                    900,000                      16%
11952 Farley
Shawnee Mission, KS 66213

All directors and executive             900,000                      16%
officers as a group (1 person):

Jeffrey P. Frazier                     1,000,000                    17.7%
2956 Nova Road
Pine, CO 80470

Gary J. Grieco                         1,250,000                    22.2%
2856 La Casita Avenue
Las Vegas, NV 89120

Terrie L. Pham                         1,000,000                    17.7%
16511 E. 27 Terrace
Independence, MO 64055

The Hedge Fund, LLC                     360,000                     6.4%
Brad Berveri, Managing Member
15139 W. 119th
Overland Park, KS 66062

-------------------

(1) According to Rule 13d-3 under the Securities Exchange Act of 1934, a beneficial owner of securities includes any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within 60 days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

Item 12. Certain Relationships and Related Transactions.

     On April 11, 1998, we issued a total of 1,000,000 shares of our common stock to Corporate Management Services, Inc., or CMS, in exchange for services related to management and organization costs of $500. Mr. George Andrews, our sole officer and director until April 2001, is the sole director and a 50% shareholder of CMS. From April 11, 1998, to April 10, 2001, CMS provided us with administrative and marketing services on an as-needed basis without additional charge.

     Additionally, from inception to March 31, 2001, we incurred an expense of $100 per month for rent and other administrative services which were performed by CMS on our behalf. As of March 31, 2001, we had incurred rent and administrative service expenses totaling $3,600, which amount was forgiven by CMS and credited to additional paid-in capital on our financial statements.

     From April 11, 1998, to April 10, 2001, CMS advanced to us any additional funds which we needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances were made without expectation of repayment (other than offsets of earned interest) unless the owners of a business which we acquired or merged with agreed to repay all or a portion of such advances. As of March 31, 2001, CMS had advanced a total of $5,155 to us for legal, accounting, general and administrative expenses, which amount was treated as an accrued liability on our financial statements but which was forgiven by CMS as of April 30, 2001.

     For the year ended April 30, 2000, CMS earned $57 in interest income from funds attributable to us. This amount was included on our balance sheet as interest income receivable, from a related party. For the 11 months ended March 31, 2001, this amount totaled $8. These sums reduced the total outstanding debt to CMS, which as stated above was subsequently cancelled.

     On or about March 3, 2001, we and CMS entered into an Agreement for the Purchase of Common Stock with Charles A. Ross, Sr. pursuant to which CMS sold 900,000 shares of our common stock to Mr. Ross for $1,000. Pursuant to that agreement, on April 10, 2001, Mr. Andrews resigned as our sole officer and director and Mr. Ross became our sole officer and director.

Item 13. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are furnished as part of this report:

Exhibit No.    Description
-----------    -----------

   3.1 Articles of Incorporation of Bail Corporation (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB filed with the Commission on September 13, 1999).
   3.2         Bylaws of Bail Corporation (incorporated by reference to Exhibit
               2.2 to Registrant's Registration Statement on Form 10-SB filed with the Commission on September 13, 1999).
   10.1 Agreement for the Purchase of Common Stock dated as of February 27, 2001, and effective as of March 3, 2001, by and between Corporate Management Services, Inc., Bail Corporation and Charles
               A. Ross, Sr. (incorporated by reference herein to Exhibit 7.1 of the Form 8-K filed March 9, 2001, Commission file #000-27321).
   10.2 Mutual Release dated as of April 30, 2001, between Bail Corporation and Corporate Management Services, Inc. *
   10.3 Agreement dated June 22, 2001, between Bail Corporation, TCC Royalty Corp. and Austin Exploration L.L.C. regarding Shiloh Project / Cherokee Basin Coal Bed Methane.*

-----------------
* Filed herewith

(b)  Reports on Form 8-K.

     Bail Corporation filed a current report on Form 8-K on March 9, 2001, to report under Item 1 the change of control of Bail Corporation.

                                BAIL CORPORATION
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent auditors' report..............................................  F-2
Balance sheet, March 31, 2001.............................................  F-3
Statements of operations, for the eleven months ended March 31, 2001 and 2000 (unaudited), for the year ended April 30, 2000, and from
     April 9, 1998 (inception) through March 31, 2001.....................  F-4
Statement of shareholders' deficit, from April 9, 1998 (inception)
     through March 31, 2001...............................................  F-5
Statements of cash flows, for the eleven months ended March 31, 2001 and 2000 (unaudited), for the year ended April 30, 2000, and from
     April 9, 1998 (inception) through March 31, 2001.....................  F-6
Notes to financial statements.............................................  F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Bail Corporation

We have audited the balance sheet of Bail Corporation (a development stage company) as of March 31, 2001 and the related statements of operations, shareholders' deficit and cash flows for the eleven months ended March 31, 2001, for the year ended April 30, 2000, and for the period from April 9, 1998 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bail Corporation as of March 31, 2001, and the related statements of operations and cash flows for the eleven months ended March 31, 2001, for the year ended April 30, 2000, and for the period from April 9, 1998 (inception) through March 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since inception and has a net capital deficit at March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C
-----------------------------
Cordovano and Harvey, P.C
Denver, Colorado
July 3, 2001

                                BAIL CORPORATION
                          (A Development Stage Company)

                                  Balance Sheet

                                 March 31, 2001

ASSETS
Current assets:
      Cash ........................................................    $     73
                                                                       --------
                                               Total current assets          73

Deferred offering costs ...........................................      10,000
                                                                       --------

                                                                       $ 10,073
                                                                       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accrued liabilities .........................................    $  2,000
      Accounts payable, related party (Note B) ....................       6,115
      Due to officer (Note B) .....................................      10,500
                                                                       --------
                                          Total current liabilities      18,615
                                                                       --------

Shareholders' deficit (Note D):
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 20,000,000 shares
         authorized, 1,230,000 shares issued and outstanding ......       2,673
      Additional paid-in capital ..................................       3,600
      Deficit accumulated during the development stage ............     (14,815)
                                                                       --------
                                        Total shareholders' deficit      (8,542)
                                                                       --------

                                                                       $ 10,073
                                                                       ========


                 See accompanying notes to financial statements



                                               BAIL CORPORATION
                                         (A Development Stage Company)

                                           Statements of Operations

                                                                                                   April 9, 1998
                                                           Eleven Months Ended                      (Inception)
                                                                March 31,            Year Ended       Through
                                                       --------------------------     April 30,      March 31,
                                                          2001            2000          2000            2001
                                                       -----------    -----------    -----------    -----------
                                                                      (Unaudited)
Costs and expenses:
    Legal fees .....................................         1,492          2,097          2,097          3,895
    Accounting fees ................................         2,750            751          2,001          5,751
    Travel .........................................         5,339           --             --            5,339
    General and administrative .....................           920             21             28            999
    Rent, related party (Note B) ...................         1,100          1,100          1,200          3,600
    Organizational costs ...........................          --             --             --              500
                                                       -----------    -----------    -----------    -----------
                                      Operating loss       (11,601)        (3,969)        (5,326)       (20,084)

Interest income ....................................             8             49             57            114
                                                       -----------    -----------    -----------    -----------
     Loss before income taxes and extraordinary item       (11,593)        (3,920)        (5,269)       (19,970)

Provision for income taxes (Note C) ................          --             --             --             --
                                                       -----------    -----------    -----------    -----------
                      Loss before extraordinary item       (11,593)        (3,920)        (5,269)       (19,970)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $-0- (Note A) ...........         5,155           --             --            5,155
                                                       -----------    -----------    -----------    -----------

                                            Net loss   $    (6,438)   $    (3,920)   $    (5,269)   $   (14,815)
                                                       ===========    ===========    ===========    ===========

Basic and diluted loss per common share:
    Before extraordinary item ......................   $      *       $      *       $      *
                                                       ===========    ===========    ===========
    Gain on extinguishment of debt .................   $      *       $      *       $      *
                                                       ===========    ===========    ===========
    Net loss .......................................   $      *       $      *       $      *
                                                       ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ......................     1,230,000      1,230,000      1,230,000
                                                       ===========    ===========    ===========


    *  Less than $.01 per share


                                See accompanying notes to financial statements



                                                         BAIL CORPORATION
                                                   (A Development Stage Company)

                                                Statement of Shareholders' Deficit

                                         April 9, 1998 (inception) through March 31, 2001

                                                                                                                Deficit
                                                                                                              Accumulated
                                                        Preferred Stock          Common Stock      Additional   During
                                                        ----------------    ----------------------  Paid-In   Development
                                                        Shares    Amount       Shares      Amount   Capital      Stage      Total
                                                        ------    ------    -----------    -------   -------   ---------   --------
Beginning balance, April 9, 1998 ....................     --      $ --             --      $  --     $  --     $    --     $   --
April 1998, common stock issued in
    exchange for services and organizational
    costs (Note B) ..................................     --        --        1,000,000        500      --          --          500
Contributed rent (Note B) ...........................     --        --             --         --         100        --          100
Net loss for the period ended April 30, 1998 ........     --        --             --         --        --          (688)      (688)
                                                        ------    ------    -----------    -------   -------   ---------   --------
                              BALANCE, APRIL 30, 1998     --        --        1,000,000        500       100        (688)       (88)

May 1998, common stock issued for cash,
    net of $127 of offering costs (Note B) ..........     --        --          230,000      2,173      --          --        2,173
Contributed rent (Note B) ...........................     --        --             --         --       1,200        --        1,200
Net loss for year ended April 30, 1999 ..............     --        --             --         --        --        (2,420)    (2,420)
                                                        ------    ------    -----------    -------   -------   ---------   --------
                              BALANCE, APRIL 30, 1999     --        --        1,230,000      2,673     1,300      (3,108)       865

Contributed rent (Note B) ...........................     --        --             --         --       1,200        --        1,200
Net loss for year ended April 30, 2000 ..............     --        --             --         --        --        (5,269)    (5,269)
                                                        ------    ------    -----------    -------   -------   ---------   --------
                              BALANCE, APRIL 30, 2000     --        --        1,230,000      2,673     2,500      (8,377)    (3,204)

Contributed rent (Note B) ...........................     --        --             --         --       1,100        --        1,100
Net loss for eleven months ended March 31, 2001 .....     --        --             --         --        --        (6,438)    (6,438)
                                                        ------    ------    -----------    -------   -------   ---------   --------
                              BALANCE, MARCH 31, 2001     --      $ --        1,230,000    $ 2,673   $ 3,600   $ (14,815)  $ (8,542)
                                                        ======    ======    ===========    =======   =======   =========   ========


                                          See accompanying notes to financial statements


                                        BAIL CORPORATION
                                  (A Development Stage Company)

                                    Statements of Cash Flows


                                                                                        April 9, 1998
                                                      Eleven Months Ended                (Inception)
                                                            March 31,        Year Ended    Through
                                                      --------------------    April 30,   March 31,
                                                        2001        2000        2000        2001
                                                      --------    --------    --------    --------
                                                                 (Unaudited)
Cash flows from operating activities:
    Net loss ......................................   $ (6,438)   $ (3,920)   $ (5,269)   $(14,815)
    Transactions not requiring cash:
       Common stock issued for services ...........       --          --          --           500
       Contributed rent (Note B) ..................      1,100       1,100       1,200       3,600
       Changes in operating assets and liabilities:
           Accounts payable and accrued liabilities      4,644       1,598       2,203       8,115
           Interest income receivable .............        106         (49)        (57)       --
                                                      --------    --------    --------    --------
              Net cash used in operating activities       (588)     (1,271)     (1,923)     (2,600)
                                                      --------    --------    --------    --------

Cash flows from financing activities:
    Advances from officer (Note B) ................     10,500        --          --        10,500
    Sale of common  stock .........................       --          --          --         2,300
    Offering costs incurred .......................    (10,000)       --          --       (10,127)
                                                      --------    --------    --------    --------
          Net cash provided by financing activities        500        --          --         2,673
                                                      --------    --------    --------    --------

Net change in cash ................................        (88)     (1,271)     (1,923)         73
Cash, beginning of period .........................        161       2,084       2,084        --
                                                      --------    --------    --------    --------
                                Cash, end of period   $     73    $    813    $    161    $     73
                                                      ========    ========    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ...................................   $   --      $   --      $   --      $   --
                                                      ========    ========    ========    ========
       Income taxes ...............................   $   --      $   --      $   --      $   --
                                                      ========    ========    ========    ========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
           of debt (Note A) .......................   $  5,155    $   --      $   --      $  5,155
                                                      ========    ========    ========    ========


                         See accompanying notes to financial statements

                                             F-6

                                BAIL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


Note A: Organization and summary of significant accounting policies

Organization

Bail Corporation (the "Company") was incorporated under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. The Company was originally formed as a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. Effective March 3, 2001, 900,000 shares (approximately 73 percent) of the Company's issued and outstanding common stock was sold, resulting in a change in control of the Company. The Company's new business plan is to engage in the oil and gas business by acquiring oil and gas properties and developing those properties and/or purchasing producing properties principally located in the mid-western and western United States.

The Company's management is currently seeking to acquire oil and gas leases in portions of southeast Kansas to drill for coal bed methane gas. The Company opened an office in Burlington, Kansas and plans to lease land in the south half of Coffey County, Kansas with the help of its geological consultant. If the Company is successful at leasing enough land to move forward with drilling activities, the Company will need additional capital to develop the properties. It is the Company's intent to complete drilled wells; however, the Company may have acquire a partner or out-source certain properties to rapidly develop leases.

Following the change in control, the Company sold 4,410,000 shares of its no par value common stock through three private offerings for net proceeds of $188,000 after deducting offering costs of $10,000 (see Note E). The Company intends to use the net proceeds from those offerings for administrative and professional fees required to transition the business and to acquire oil and gas properties and develop a drilling program. The Company will require additional funds to commence drilling operations and there are no commitments in place for any additional funds.

During the period from April 9, 1998 (inception) through February 28, 2001, Corporate Management Services, Inc. ("CMS"), an affiliate and previous majority shareholder, paid professional fees and administrative expenses on behalf of the Company totaling $5,155, which were unpaid as of February 28, 2001. As part of the stock purchase agreement that resulted in the change in control, CMS released the Company from its obligation to repay the $5,155. The $5,155 is included in the accompanying statements of operations as extraordinary gain on extinguishment of debt.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage. It has incurred losses since inception and has a net capital deficit at March 31, 2001. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company raised $198,000 through private stock offerings following March 31, 2001 (see Note E), to fund its operations. The Company believes it will need additional capital to develop the property leases discussed above. There is no assurance that the Company will obtain the additional capital or that it will attain profitability.

                                BAIL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


Summary of significant accounting policies

Basis of presentation

On April 18, 2001, the Company changed its year-end from April 30 to March 31. The accompanying statements of operations, shareholders' deficit and cash flows reflect the eleven-month transition period ended March 31, 2001 and the historical fiscal year results for April 30, 2000. The comparative figures for the eleven months ended March 31, 2000 have been included in the accompanying statements of operations and cash flows on an unaudited basis.

Cash equivalents

For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at March 31, 2001.

Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, accounts payable, and other current liabilities approximate fair value due to the short-term maturity of the instruments.

Use of estimates

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

Organization costs

Costs related to the organization of the Company have been expensed as incurred.

Deferred offering costs

Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' deficit. If an offering is not successful, the costs are charged to operations at that time.

Income taxes

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

                                BAIL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


Loss per common share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

Stock based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

Unaudited financial statements

The financial statements presented for the eleven months ended March 31, 2000 are unaudited.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the eleven months ended March 31, 2000, have been made.

Note B: Related party transactions

On February 28, 2001, an officer advanced the Company $10,500 for working capital. The advance carries no interest rate and is payable on demand. The $10,500 is included in the accompanying financial statements as due to officer. The Company repaid the advance subsequent to March 31, 2001.

The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company during the eleven months ended March 31, 2001. The $6,115 is included in the accompanying financial statements as accounts payable, related party. The Company repaid the expenses subsequent to March 31, 2001.

On April 11, 1998, the Company issued an affiliate 1,000,000 shares of common stock in exchange for services related to management and organization costs of $500. The affiliate will provide administrative and marketing services as needed. The affiliate may, from time to time, advance to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger.

                                BAIL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


During 1998, the Company sold 230,000 shares of common stock in a private placement for $2,300. The private placement also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rate one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127 and certain general and administrative costs incurred by the affiliate of $89.

The Company incurs an expense of $100 per month for office space contributed by Corporate Management Services, Inc. ("CMS"), an affiliate of the Company. The Company reported rent expense of $1,100, $1,100 (unaudited), $1,200, and $3,600, respectively, for the eleven months ended March 31, 2001 and 2000, the year ended April 30, 2000, and the period from April 9, 1998 (inception) through March 31, 2001. The rent expense has been offset by charges to additional paid-in capital.

Note C: Income taxes

Following are reconciliations of U.S. statutory federal income tax rate to the effective rate:

                                                Eleven Months Ended
                                                      March 31,       Year Ended
                                                 ------------------    April 30,
                                                   2001       2000       2000
                                                 -------    -------    -------
                                                          (Unaudited)

 U.S. statutory federal rate .................    15.00%     15.00%     15.00%
 State income tax rate, net of federal benefit 4.04% 4.04% 4.04% Net operating loss (NOL) for which no tax
     benefit is currently available ..........   -19.04%    -19.04%    -19.04%
                                                 -------    -------    -------

                                                   0.00%      0.00%      0.00%
                                                 =======    =======    =======


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the eleven months ended March 31, 2001, the year ended April 30, 2000, and for the period from April 9, 1998 (inception) through March 31, 2001 were $1,226, $657, and $2,483, respectively. NOL carryforwards at March 31, 2001 will expire through 2021.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

                                BAIL CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements


Note D: Shareholders' equity

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.

Note E: Subsequent events

During April of 2001, the Company conducted a private placement offering of 5,000,000 shares of its no par value common stock for $.01 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company closed the offering after selling 3,300,000 shares. The Company received net proceeds of $29,666 after deducting offering costs totaling $3,334.

During June of 2001, the Company conducted a private placement offering of 800,000 shares of its no par value common stock for $.10 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Act. The Company closed the offering after selling 750,000 shares. The Company received net proceeds of $71,667 after deducting offering costs totaling $3,333.

During June of 2001, the Company conducted a private placement offering of 1,000,000 shares of its no par value common stock for $.25 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Act. The Company closed the offering after selling 360,000 shares. The Company received net proceeds of $86,667 after deducting offering costs totaling $3,333.

Following the stock offerings conducted subsequent to March 31, 2001, the Company had 5,640,000 common shares issued and outstanding.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BAIL CORPORATION


Date: July 11, 2001                          By: /s/ CHARLES A. ROSS
                                             -----------------------------------
                                             Charles A. Ross, Sr., President

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                     Title                           Date
     ---------                     -----                           ----


/s/ Charles A. Ross               Director                     July 11, 2001
-------------------
Charles A. Ross, Sr.