Form 10QSB
period 2001-06-30
BAIL CORP
filed 2001-08-10
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-27321

                                Bail Corporation
                 (Name of small business issuer in its charter)

           Colorado                                               84-1493152
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     11952 Farley, Shawnee Mission, KS 66213
          (Address of principal executive offices, including ZIP Code)

                    Issuer's telephone number: (913) 814-8313

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 5,640,000 shares of its common stock issued and outstanding as of August 8, 2001, the latest practicable date before the filing of this report.

                                BAIL CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page
                                                                            ----

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements*

         Condensed balance sheet - June 30, 2001 (Unaudited)...............   4

         Condensed statement of operations (Unaudited) -
         Three months ended June 30, 2001 and 2000 and
         April 9, 1998 (inception) through June 30, 2001...................   5

         Condensed statements of cash flows (Unaudited) -
         Three months ended June 30, 2001 and 2000 and
         April 9, 1998 (inception) through June 30, 2001...................   6

         Notes to condensed financial statements (Unaudited)...............   7

Item 2.  Plan of Operation.................................................   9

PART II--OTHER INFORMATION.................................................  11

Item 1.  Legal Proceedings.................................................  11
Item 2.  Changes in Securities and Use of Proceeds.........................  11
Item 3.  Defaults Upon Senior Securities...................................  11
Item 4.  Submission of Matters to a Vote of Security Holders...............  11
Item 5.  Other Information.................................................  11
Item 6.  Exhibits and Reports on Form 8-K..................................  12

         Signatures........................................................  13


            *The accompanying financial statements are not covered by
              an Independent Certified Public Accountant's report.

                         PART I - FINANCIAL INFORMATION

Forward-Looking Statements

     This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Plan of Operation and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the following matters, are forward looking statements:

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

Such statements are subject to a number of assumptions including the following:

     o    risks and uncertainties,
     o    general economic and business conditions,
     o    the business opportunities that may be presented to and pursued by us,
     o changes in laws or regulations and other factors, many of which are beyond our control, and
     o    ability to obtain financing on favorable conditions.

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

Item 1. Financial Statements


                                BAIL CORPORATION
                          (A Development Stage Company)

                            Balance Sheet (Unaudited)

                                  June 30, 2001

ASSETS
Current assets:
      Cash ........................................................    $120,154
      Expense advance to Officer...................................       8,127
                                                                       --------
                                               Total current assets     128,281
                                                                       --------

                                                                       $128,281
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accrued liabilities .........................................    $ 34,014
                                                                       --------
                                          Total current liabilities      34,014
                                                                       --------

Shareholders' equity (Note D):
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 20,000,000 shares
        authorized, 5,640,000 shares issued and outstanding .......     170,111
      Additional paid-in capital ..................................       3,600
      Deficit accumulated during the development stage ............     (79,444)
                                                                       --------
                                        Total shareholders' equity       94,267
                                                                       --------


                                                                       $128,281
                                                                       ========


                 See accompanying notes to financial statements



                                        BAIL CORPORATION
                                  (A Development Stage Company)

                              Statements of Operations (Unaudited)

                                                                                   April 9, 1998
                                                          Three Months Ended        (Inception)
                                                               June 30,               Through
                                                      --------------------------      June 30,
                                                          2001           2000           2001
                                                      -----------    -----------    -----------
Costs and expenses:
    Legal fees ....................................        25,374            488         29,269
    Accounting fees ...............................         3,000          1,250          8,751
    Travel ........................................         6,087           --           11,426
    General and administrative ....................         2,565             21          3,564
    Project evaluation costs ......................        27,603           --           27,603
    Rent, related party ...........................          --              300          3,600
    Organizational costs ..........................          --             --              500
                                                      -----------    -----------    -----------
                                     Operating loss       (64,629)        (2,059)       (84,713)

Interest income ...................................          --                8            114
                                                      -----------    -----------    -----------
    Loss before income taxes and extraordinary item       (64,629)        (2,051)       (84,599)

Provision for income taxes (Note C) ...............          --             --             --
                                                      -----------    -----------    -----------
                     Loss before extraordinary item       (64,629)        (2,051)       (84,599)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $-0- ...................          --             --            5,155
                                                      -----------    -----------    -----------

                                          Net loss    $   (64,629)   $    (2,051)   $   (79,444)
                                                      ===========    ===========    ===========

Basic and diluted loss per common share:
    Before extraordinary item .....................   $       *      $       *
                                                      ===========    ===========
    Gain on extinguishment of debt ................   $       *      $       *
                                                      ===========    ===========
    Net loss ......................................   $       *      $       *
                                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................     3,848,352      1,230,000
                                                      ===========    ===========


    *  Less than $.01 per share


                         See accompanying notes to financial statements



                                    BAIL CORPORATION
                              (A Development Stage Company)

                          Statements of Cash Flows (Unaudited)


                                                                              April 9, 1998
                                                       Three Months Ended      (Inception)
                                                            June 30,             Through
                                                      --------------------       June 30,
                                                        2001        2000          2001
                                                      --------    --------      --------
Cash flows from operating activities:
    Net loss ......................................   $(64,629)   $ (2,051)     $(79,444)
    Transactions not requiring cash:
       Common stock issued for services ...........       --          --             500
       Contributed rent ...........................       --           300         3,600
       Changes in operating assets and liabilities:
           Receivables and advances ...............     (8,127)         (8)       (8,127)
           Accounts payable and accrued liabilities     25,898       1,093        34,014
                                                      --------    --------      --------
              Net cash used in operating activities    (46,858)       (666)      (49,457)
                                                      --------    --------      --------

Cash flows from financing activities:
    Advances from officer (Note B) ................    (10,500)       --            --
    Sale of common  stock .........................    198,000        --         200,300
    Offering costs incurred .......................    (20,561)       --         (30,689)
                                                      --------    --------      --------
          Net cash provided by financing activities    166,939        --         169,611
                                                      --------    --------      --------

Net change in cash ................................    120,081        (666)      120,154
Cash, beginning of period .........................         73         813          --
                                                      --------    --------      --------
                                Cash, end of period   $120,154    $    147      $120,154
                                                      ========    ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ...................................   $   --      $   --        $   --
                                                      ========    ========      ========
       Income taxes ...............................   $   --      $   --        $   --
                                                      ========    ========      ========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
           of debt ........... ....................   $   --      $   --        $  5,155
                                                      ========    ========      ========


                     See accompanying notes to financial statements



                                BAIL CORPORATION
                           A Development Stage Company
                           ---------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001


Note A: Basis of Presentation
-----------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended March 31, 2001 as filed in its Form 10K-SB filed July 13, 2001 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose was to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. On or about March 3, 2001, a transfer of ownership of common stock was completed in order to change from an inactive company to a company active in the oil and gas business.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended March 31, 2001 and should be read in conjunction with the notes thereto.

On April 18, 2001, the Company changed its year-end from April 30 to March 31. The accompanying statements of operations and cash flows reflect the three-month period ended June 30, 2001. The comparative figures for the three months ended June 30, 2000 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note B: Related Party Transactions
----------------------------------

On April 11, 1998, the Company issued an affiliate 1,000,000 shares of common stock in exchange for services related to management and organization costs of $500. The affiliate provided administrative and marketing services as needed. The affiliate, from time to time, advanced to the Company additional funds that the Company needed for operating capital and for costs in connection with searching for or completing an acquisition or merger.

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

On February 28, 2001, an officer advanced the Company $10,500 for working capital. The advance carried no interest rate and was payable on demand. The Company repaid the advance in April 2001.

The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company during the three months ended March 31, 2001 and $7,963 during the three months ended June 30, 2001. He received reimbursements and advances from the Company totaling $22,102 during the three months ended June 30, 2001. The net advance of $8,127 is included in the accompanying financial statements as expense advance to officer at June 30, 2001.

Note C: Income Taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note D: Shareholders' Equity
----------------------------

During April of 2001, the Company conducted a private placement offering of up to 5,000,000 shares of its no par value common stock for $.01 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company closed the offering after selling 3,300,000 shares. The Company received proceeds of $33,000.

During June of 2001, the Company conducted a private placement offering of up to 800,000 shares of its no par value common stock for $.10 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Act. The Company closed the offering after selling 750,000 shares. The Company received proceeds of $75,000.

During June of 2001, the Company conducted a private placement offering of 1,000,000 shares of its no par value common stock for $.25 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Act. The Company closed the offering after selling 360,000 shares. The Company received proceeds of $90,000. In conjunction with the three private placement offerings, the Company incurred offering costs totaling $30,561.

Item 2. Plan of Operation.

     We intend to acquire and develop oil and gas producing properties in the United States. This may be accomplished by way of leasing oil and gas interests and drilling the leased property to prove reserves or by acquiring working interests in production or reserves.

     In June 2001 we retained a geological consultant to identify areas in southeast Kansas suitable for coal bed methane exploration and development. We are interested in properties lying in the Cherokee Basin which contain Pennsylvanian age coal beds. These coal beds are believed to be contiguous from the northern part of the basin that runs from the Bourbon Arch in the north to the state border with Oklahoma to the south.

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

     In July 2001 we opened an office in Burlington, Kansas for $350.00 per month and, with the help of our consultant, we have chosen to start leasing land in the south half of Coffey County, Kansas (the "Shiloh Project") which is also in the Cherokee Basin. If we are successful at leasing enough land to move forward with drilling activities (25,000 acres is our minimum goal), we will need additional capital to develop these properties. Our initial intent is to drill and, if commercial quantities of gas is produced, to complete the drilled wells. If this phase is successful, we may determine to perform core drilling activities to prove up reserves. If we take this action and we are able to prove up reserves that merit additional drilling activity, our management may determine to either raise additional funds to expand drilling or partner or farm out certain parcels to rapidly develop our leases.

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

     In addition to our activities in Kansas, in June 2001 we acquired an option for a lease on 4,560 acres in Blaine County, Montana from Geominerals Corp. for $1,400. Geominerals Corp. is controlled by George Andrews, our former president and director.

     We intend to change our name to "Vista Exploration Corporation" to reflect our new plan of operation. At our annual shareholders meeting scheduled for Friday, August 10, 2001, our shareholders will vote on an amendment to our Articles of Incorporation to change our name.

Liquidity and Capital Reserves

     In April and June of 2001 we concluded three private placements of our common stock, selling 4,410,000 shares of our common stock and raising $198,000. We used $16,615 of the proceeds to repay advances to us by Mr. Charles Ross in March 2001. We spent approximately $36,000 pursuing potential oil and gas properties and approximately $55,000 in legal fees in connection with negotiating potential acquisitions, preparing investment documents in connection with our capital raising efforts, and preparing and filing a registration statement with the Securities and Exchange Commission registering the resale of a portion of our outstanding shares of common stock.

     We intend to use the remaining proceeds to acquire oil and gas leases in the Shiloh Project, to get our registration statement effective, and to fund our operations. At June 30, 2001, we had cash of $120,154, an increase of $120,081 from March 31, 2001. At June 30, 2001, we had current liabilities of $34,014, which liabilities have since been paid.

     We anticipate that each well in the Shiloh Project will cost approximately $25,000 to drill and test and an additional $15,000 to complete. We intend to hire third parties to perform our drilling activities. We will need to raise additional funds to commence drilling operations.

     As a result of our changed plan of operation, we have not yet developed a formal budget for the balance of the fiscal year. Our budget is almost entirely discretionary and therefore our inability to finance operations will slow our progress but should not cause us to cease operations. However, if we were unable to meet a required payment for land leased for our oil and gas operations or lack the resources necessary to move forward with our drilling activities, we could suffer a substantial loss of a business opportunity.

Employees

     We currently have no full time employees except our president who is devoting his full-time to our activities. In July 2001 we retained two independent leasing consultants to help us lease land for our oil and gas operations. We have agreed to pay these consultants $0.50 for each leased acre in the Shiloh Project.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     During the first quarter of the year ended June 30, 2001, we sold 4,410,000 shares of our common stock at prices ranging from $0.01 to $0.25 per share to 9 accredited investors without registering the shares under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of these sales. All of the sales were made pursuant to Section 4(2) and Rule 506 of Regulation D adopted under the Securities Act of 1933. All of the purchasers were known to us and our management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family of management or other shareholders. All purchasers were provided access to the material information which they requested and all information necessary to verify such information, and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no items submitted to a vote of security holders during the first quarter of the year ended June 30, 2001.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are furnished as part of this report:

Exhibit No.       Description
-----------       -----------

   10.1 Agreement for the Purchase of Common Stock dated as of February 27, 2001, and effective as of March 3, 2001, by and between Corporate Management Services, Inc., Bail Corporation and Charles A. Ross, Sr. (incorporated by reference herein to Exhibit 7.1 of the Form 8-K filed March 9, 2001, Commission file #000-27321).
   10.2 Mutual Release dated as of April 30, 2001, between Bail Corporation and Corporate Management Services, Inc. (incorporated by reference herein to Exhibit 10.2 of the Registrant's 10-KSB for the period ended March 31, 2001).
   10.3 Agreement dated June 22, 2001, between Bail Corporation, TCC Royalty Corp. and Austin Exploration L.L.C. regarding Shiloh Project / Cherokee Basin Coal Bed Methane (incorporated by reference herein to Exhibit 10.3 of the Registrant's 10-KSB for the period ended March 31, 2001).

(b)  Reports on Form 8-K.

     Bail Corporation filed a current report on Form 8-K on May 2, 2001, to report under Item 8 the change in fiscal year end from April 30 to March 31.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAIL CORPORATION


Date: August 9, 2001                      By: /s/ Charles A. Ross
                                          -----------------------
                                          Charles A. Ross, Sr.,
                                          President and Chief Accounting Officer