Form 10QSB
period 2001-09-30
VISTA EXPLORATION CORP
filed 2001-11-19
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-27321

                          Vista Exploration Corporation
                 (Name of small business issuer in its charter)

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

                                Bail Corporation
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 5,640,000 shares of its common stock issued and outstanding as of November 16, 2001, the latest practicable date before the filing of this report.

                                BAIL CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheet - September 30, 2001 (Unaudited)..............4

         Condensed statement of operations (Unaudited) -
         three months ended September 30, 2001 and 2000........................5

         Condensed statement of operations (Unaudited) -
         six months ended September 30, 2001 and 2000 and
         April 9, 1998 (inception) through September 30, 2001..................6

         Condensed statements of cash flows (Unaudited) -
         Six months ended September 30, 2001 and 2000 and
         April 9, 1998 (inception) through September 30, 2001..................7

         Notes to condensed financial statements (Unaudited)...................8

Item 2.  Plan of Operation....................................................11

PART II--OTHER INFORMATION....................................................14

Item 1.  Legal Proceedings....................................................14
Item 2.  Changes in Securities and Use of Proceeds............................14
Item 3.  Defaults Upon Senior Securities......................................14
Item 4.  Submission of Matters to a Vote of Security Holders..................14
Item 5.  Other Information....................................................15
Item 6.  Exhibits and Reports on Form 8-K.....................................15

         Signatures...........................................................16

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

Item 1. Financial Statements


                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                            Balance Sheet (Unaudited)

                               September 30, 2001

ASSETS
Current assets:
      Cash ........................................................   $  11,654
      Expense advance to Officer ..................................      12,687
                                                                      ---------
                                               Total current assets      24,341

Oil and gas properties, at cost ...................................      42,508
                                                                      ---------

                                                                      $  66,849
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accrued liabilities .........................................   $  27,094
                                                                      ---------
                                          Total current liabilities      27,094
                                                                      ---------

Shareholders' equity:
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 20,000,000 shares
         authorized, 5,640,000 shares issued and outstanding ......     170,111
      Additional paid-in capital ..................................       3,600
      Deficit accumulated during the development stage ............    (133,956)
                                                                      ---------
                                        Total shareholders' equity       39,755
                                                                      ---------


                                                                      $  66,849
                                                                      =========


                 See accompanying notes to financial statements



                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                      Statements of Operations (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                         2001            2000
                                                      -----------    -----------
Costs and expenses:
    Legal fees ....................................   $    22,894    $       290
    Accounting fees ...............................           550            250
    Travel ........................................         8,903           --
    General and administrative ....................         5,867             21
    Compensation ..................................        15,000           --
    Project evaluation costs ......................         1,299           --
    Rent, related party ...........................          --              300
    Organizational costs ..........................          --             --
                                                      -----------    -----------
                                     Operating loss       (54,513)          (861)

Interest income ...................................          --             --
                                                      -----------    -----------
    Loss before income taxes ......................       (54,513)          (861)

Provision for income taxes ........................          --             --
                                                      -----------    -----------

                                          Net loss    $   (54,513)   $      (861)
                                                      ===========    ===========

Basic and diluted loss per common share:
    Net loss ......................................   $     (0.01)   $      *
                                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................     5,640,000      1,230,000
                                                      ===========    ===========


    *  Less than $.01 per share


                 See accompanying notes to financial statements



                                   VISTA EXPLORATION CORPORATION
                                   (A Development Stage Company)

                               Statements of Operations (Unaudited)

                                                                                  April 9, 1998
                                                           Six Months Ended        (Inception)
                                                             September 30,           Through
                                                      --------------------------   September 30,
                                                          2001           2000          2001
                                                      -----------    -----------    -----------

Costs and expenses:
    Legal fees ....................................   $    48,268    $       778    $    52,163
    Accounting fees ...............................         3,550          1,500          9,301
    Travel ........................................        14,990           --           20,329
    General and administrative ....................         8,431             42          9,430
    Compensation ..................................        15,000           --           15,000
    Project evaluation costs ......................        28,902           --           28,902
    Rent, related party ...........................          --              600          3,600
    Organizational costs ..........................          --             --              500
                                                      -----------    -----------    -----------
                                     Operating loss      (119,141)        (2,920)      (139,225)

Interest income ...................................          --                8            114
                                                      -----------    -----------    -----------
    Loss before income taxes and extraordinary item      (119,141)        (2,912)      (139,111)

Provision for income taxes ........................          --             --             --
                                                      -----------    -----------    -----------
                     Loss before extraordinary item      (119,141)        (2,912)      (139,111)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $-0- ...................          --             --            5,155
                                                      -----------    -----------    -----------

                                          Net loss    $  (119,141)   $    (2,912)   $  (133,956)
                                                      ===========    ===========    ===========

Basic and diluted loss per common share:
    Before extraordinary item .....................   $     (0.03)   $      *
                                                      ===========    ===========
    Gain on extinguishment of debt ................   $      --      $      *
                                                      ===========    ===========
    Net loss ......................................   $     (0.03)   $      *
                                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................     4,749,071      1,230,000
                                                      ===========    ===========


    *  Less than $.01 per share


                          See accompanying notes to financial statements



                                   VISTA EXPLORATION CORPORATION
                                   (A Development Stage Company)

                               Statements of Cash Flows (Unaudited)


                                                                              April 9, 1998
                                                         Six Months Ended      (Inception)
                                                           September 30,         Through
                                                      ----------------------     June 30,
                                                        2001         2000          2001
                                                      ---------    ---------    ---------
Cash flows from operating activities:
    Net loss ......................................   $(119,141)   $  (2,912)   $(133,956)
    Transactions not requiring cash:
       Common stock issued for services ...........        --           --            500
       Contributed rent ...........................        --            600        3,600
       Changes in operating assets and liabilities:
           Receivables and advances ...............     (12,687)          (8)     (12,688)
           Accounts payable and accrued liabilities      18,978        1,633       27,095
                                                      ---------    ---------    ---------
              Net cash used in operating activities    (112,850)        (687)    (115,449)
                                                      ---------    ---------    ---------

Cash flows from investing activities:
    Investment in oil and gas properties ..........     (42,508)        --        (42,508)
                                                      ---------    ---------    ---------
          Net cash used in investing activities ...     (42,508)        --        (42,508)
                                                      ---------    ---------    ---------

Cash flows from financing activities:
    Advances from officer .........................     (10,500)        --           --
    Sale of common  stock .........................     198,000         --        200,300
    Offering costs incurred .......................     (20,561)        --        (30,689)
                                                      ---------    ---------    ---------
          Net cash provided by financing activities     166,939         --        169,611
                                                      ---------    ---------    ---------

Net change in cash ................................      11,581         (687)      11,654
Cash, beginning of period .........................          73          813         --
                                                      ---------    ---------    ---------
                                Cash, end of period   $  11,654    $     126    $  11,654
                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ...................................   $    --      $    --      $    --
                                                      =========    =========    =========
       Income taxes ...............................   $    --      $    --      $    --
                                                      =========    =========    =========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
           of debt ................................   $    --      $    --      $
                                                      =========    =========    =========


                         See accompanying notes to financial statements

                                                7

                          VISTA EXPLORATION CORPORATION
                           A Development Stage Company
                           ---------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2001

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

On April 18, 2001, the Company changed its year-end from April 30 to March 31. The accompanying statements of operations and cash flows reflect the three-month and six-month periods ended September 30, 2001. The comparative figures for the three month and six month periods ended September 30, 2000 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note B: Summary of Significant Accounting Policies
--------------------------------------------------

Oil and Gas Properties: The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. No internal overhead costs have been capitalized to date.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Note C: Related Party Transactions
----------------------------------

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

The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company prior to March 31, 2001 and $18,403 during the six months ended September 30, 2001. He received reimbursements and advances from the Company totaling $37,102 during the six months ended September 30, 2001. The net advance of $12,687 is included in the accompanying financial statements as expense advance to officer at September 30, 2001.

Note D: Income Taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Item 2. Plan of Operation.

     We intend to acquire and develop coal bed methane gas producing properties in the United States. This may be accomplished by way of leasing oil and gas interests and drilling the leased property to prove reserves or by acquiring working interests in production or reserves.

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

     Historically, coal bed methane gas wells have been completed in the Cherokee Basin south of Miami and Johnson Counties in Kansas and south of Jackson County in Missouri into coal seams or black shale averaging four feet in thickness. Water production from these wells generally has been less than 50 barrels per day initially, eventually dropping to below 10 barrels per day. Other wells drilled in the Cherokee Basin within the last 15 years have reported similar reservoir thickness and production in Labette, Wilson, Neosho and Cherokee Counties, Kansas.

     In July 2001 we opened an office in Burlington, Kansas for $350.00 per month and started leasing land in the south half of Coffey County, Kansas and the southeast portion of Lyon County, Kansas (the "Shiloh Project") which is in the Cherokee Basin. As of November 1, 2001, we had executed 123 separate leases totaling 14,990 acres, of which approximately 13,676 acres are in Coffey County and approximately 1,314 acres are in Lyon County, which adjoins Coffey County.

     We intend to continue to lease available land within the Shiloh Project to the extent that we believe such land will further our exploration and development activities. Because we believe that we can continue to successfully lease land without having our office in Burlington, Kansas, we closed that office in November 2001.

     We believe that we have leased enough land to move forward with drilling activities. Our initial intent is to drill and, if commercial quantities of gas is produced, to complete the drilled wells. If this phase is successful, we may determine to perform core drilling activities to prove up reserves. If we take this action and we are able to prove up reserves that merit additional drilling activity, our management may determine to either raise additional funds to expand drilling or partner or farm out certain parcels to rapidly develop our leases.

     We anticipate that each well in the Shiloh Project will cost approximately $25,000 to drill and test and an additional $15,000 to complete. We intend to hire third parties to perform our drilling activities. We will need to raise additional funds to commence drilling operations.

     To date we have not commenced any drilling or other exploration activities on the properties that we have leased and thus we do not have any estimates of oil and gas reserves on such properties. Consequently we have not reported our reserve estimates to any state or federal authority.

     All of the oil and gas property that we have leased to date is considered "undeveloped acreage" which the Securities and Exchange Commission defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." We own a working interest in 14,990 gross undeveloped acres (100% of each leased acre) and 12,666.55 net undeveloped acres (84.5% of each leased acre) in southern Kansas. A "working interest" is the operating interest that gives us, as the operator, the right to drill, produce and conduct operating activities on the property and a share of production. A "net acre" (or net well) is deemed to exist when the sum of the fractional working interest owned in gross acres or gross wells equals one. The number of net acres or net wells is then expressed as a whole number and fractions thereof. A "gross acre" (or gross well) is the total acres or wells, as the case may be, in which a working interest is owned.

     All of our oil and gas properties are held in the form of mineral leases which grant us the exclusive right to explore for and develop oil, gas and other hydrocarbons and minerals that may be produced from wells drilled on the leased property. Regardless of whether or not we are producing oil and gas from a leased property or acres pooled therewith, on the five-year anniversary of each lease we will be required to pay the lessor a royalty to extend the term of the mineral lease.

     There are several existing gas pipelines in southern Kansas and at least one pipeline crosses acres that we have leased. We currently are exploring a hook-up to the low-pressure pipeline that supplies gas to Burlington, Kansas. We believe that the owner of this pipeline may be interested in purchasing any gas that we may produce from our operations in the Shiloh Project. Given the close proximity of various pipelines to the Shiloh Project, we do not anticipate any difficulties or any significant costs in transporting our products to existing pipelines.

     The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We do not have any delivery commitments with respect to any oil or gas produced from any properties that we acquire. However, due to the demand for natural gas, we do not anticipate any difficulties in selling any oil and gas that we produce, once it has been delivered to a distribution facility. Assuming we discover and prove reserves on any properties that we lease, we may decide to sell some or all of these fields if we receive an appropriate offer for them.

     In addition to our activities in Kansas, in June 2001 we acquired an option for a lease on 4,560 acres in Blaine County, Montana from Geominerals Corp. for $1,400. Geominerals Corp. is controlled by George Andrews, our former president and director.

Liquidity and Capital Reserves

     During the three months ended September 30, 2001, we spent approximately $97,000 pursuing oil and gas leases in the Shiloh Project, including $15,000 in compensation paid to our president and approximately $23,000 in legal and accounting fees. During the six months ended September 30, 2001, we spent approximately $162,000 on similar activities. At September 30, 2001, we had cash of $11,654, a decrease of $108,500 from June 30, 2001, and current liabilities of $27,094. We will need to raise additional funds to continue leasing land and to commence drilling operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     At our annual shareholders meeting on August 10, 2001, our shareholders voted to amend our Articles of Incorporation to provide for a staggered Board of Directors. Under our Articles of Incorporation, as amended, our Board of Directors is evenly divided into three classes, Class A, Class B and Class C. The initial Class A director is elected for 3 years, the initial Class B director for 2 years, and the initial Class C director for 1 year. Upon the expiration of the initial staggered terms, directors will be elected for terms of three years, to succeed those whose terms have expired.

     The overall effect of the staggered Board will be to render more difficult the accomplishment of certain acquisitions of control by hostile third parties. At the same time, having a staggered Board will make it more difficult to remove current management and the Board and may have other anti-takeover effects, both favorable and unfavorable, to our shareholders.

     Our shareholders also approved, at the annual shareholders meeting, an amendment to our Articles of Incorporation changing our name from "Bail Corporation" to "Vista Exploration Corporation." Concurrently with the amendments to our Articles of Incorporation, our Board of Directors adopted amended and restated Bylaws which (i) provide for a staggered Board, (ii) set the annual meeting of our shareholders at 10:00 a.m. on the third Friday in the month of July in each year, (iii) provide for a shareholder quorum consisting of a majority of the outstanding shares (to be consistent with the quorum stated in our Articles of Incorporation), and (iv) reflect our new name.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On August 10, 2001, we held our annual shareholders meeting at which our shareholders voted to elect Charles A. Ross, Sr. (our sole director) to serve a three-year term on our Board of Directors (as the Class A director), to adopt an amendment to our Articles of Incorporation changing our name to "Vista Exploration Corporation," and to adopt an amendment to our Articles of Incorporation providing for staggered terms for our Board of Directors. Of the 5,640,000 shares of our common stock outstanding and entitled to vote at the annual meeting, the holders of 3,140,000 shares (56%) were present in person or represented by proxy at the meeting. All of our shareholders hold their shares in their own name. Votes were cast as follows:

-----------------------------------------------------------------------------
                                                Votes      Votes      Votes
                 Item                            For      Against   Abstained
-----------------------------------------------------------------------------
Election of Charles A. Ross, Sr. to           3,140,000      0          0
Board of Director
-----------------------------------------------------------------------------
Amendment to Articles of Incorporation        3,130,000      0        10,000
Changing Corporate Name
-----------------------------------------------------------------------------
Amendment to Articles of Incorporation        3,125,000      0        15,000
Providing for a Staggered Board of Directors
-----------------------------------------------------------------------------

     Currently there are two vacancies on our Board of Directors.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are furnished as part of this report:

     None.

(b)  Reports on Form 8-K.

     We filed a current report on Form 8-K on August 16, 2001, to report under
Item 5 the change of our name from "Bail Corporation" to "Vista Exploration Corporation" and the adoption of amendments to our articles of incorporation and bylaws.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VISTA EXPLORATION CORPORATION


Date: November 15, 2001                   By: /s/ Charles A. Ross
                                          -----------------------
                                          Charles A. Ross, Sr.,
                                          President and Chief Accounting Officer