Form 10QSB
period 2001-12-31
VISTA EXPLORATION CORP
filed 2002-02-14
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-27321

                          Vista Exploration Corporation
                          -----------------------------
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


      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 6,090,000 shares of its common stock issued and outstanding as of February 13, 2002, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheet - December 31, 2001 (Unaudited)............   4

         Condensed statement of operations (Unaudited) -
         three months ended December 31, 2001 and 2000......................   5

         Condensed statement of operations (Unaudited) -
         nine months ended December 31, 2001 and 2000
         and April 9, 1998 (inception) through December 31, 2001............   6

         Condensed statements of cash flows (Unaudited) -
         nine months ended December 31, 2001 and 2000 and
         April 9, 1998 (inception) through December 31, 2001................   7

         Notes to condensed financial statements (Unaudited)................   8

Item 2.  Plan of Operation..................................................  10

PART II--OTHER INFORMATION..................................................  18

Item 1.  Legal Proceedings..................................................  18
Item 2.  Changes in Securities and Use of Proceeds..........................  18
Item 3.  Defaults Upon Senior Securities....................................  18
Item 4.  Submission of Matters to a Vote of Security Holders................  18
Item 5.  Other Information..................................................  18
Item 6.  Exhibits and Reports on Form 8-K...................................  18

         Signatures.........................................................  19

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

Item 1. Financial Statements


                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                            Balance Sheet (Unaudited)

                                December 31, 2001

ASSETS
Current assets:
      Cash ........................................................   $   2,450
      Expense advance to Officer ..................................       2,972
                                                                      ---------
                                               Total current assets       5,422

Oil and gas properties, at cost ...................................      49,832
                                                                      ---------

                                                                      $  55,254
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accrued liabilities .........................................   $  26,983
                                                                      ---------
                                          Total current liabilities      26,983
                                                                      ---------

Shareholders' equity:
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 20,000,000 shares
         authorized, 5,890,000 shares issued and outstanding ......     195,111
      Additional paid-in capital ..................................       3,600
      Deficit accumulated during the development stage ............    (170,440)
                                                                      ---------
                                        Total shareholders' equity       28,271
                                                                      ---------


                                                                      $  55,254
                                                                      =========


                 See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                      Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                            December 31,
                                                     -------------------------
                                                         2001          2000
                                                     -----------    ----------

Costs and expenses:
    Legal fees ....................................  $    17,462    $      --
    Accounting fees ...............................        1,550           --
    Travel ........................................        4,347           --
    General and administrative ....................        3,125             21
    Compensation ..................................       10,000           --
    Rent, related party ...........................         --              300
                                                     -----------    -----------
                                     Operating loss      (36,484)          (321)


Provision for income taxes ........................         --             --
                                                     -----------    -----------

                                          Net loss   $   (36,484)   $      (321)
                                                     ===========    ===========

Basic and diluted loss per common share:
    Net loss ......................................  $     (0.01)   $      *
                                                     ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................    5,716,087      1,230,000
                                                     ===========    ===========


    *  Less than $.01 per share




                 See accompanying notes to financial statements



                                  VISTA EXPLORATION CORPORATION
                                  (A Development Stage Company)

                              Statements of Operations (Unaudited)

                                                                                   April 9, 1998
                                                          Nine Months Ended         (Inception)
                                                             December 31,             Through
                                                      --------------------------    December 31,
                                                          2001          2000           2001
                                                      -----------   ------------    -----------
Costs and expenses:
    Legal fees ....................................   $    65,730    $       778    $    69,625
    Accounting fees ...............................         5,100          1,500         10,851
    Travel ........................................        19,337           --           24,676
    General and administrative ....................        11,556             63         12,555
    Compensation ..................................        25,000           --           25,000
    Project evaluation costs ......................        28,902           --           28,902
    Rent, related party ...........................          --              900          3,600
    Organizational costs ..........................          --             --              500
                                                      -----------    -----------    -----------
                                     Operating loss      (155,625)        (3,241)      (175,709)

Interest income ...................................          --                8            114
                                                      -----------    -----------    -----------
    Loss before income taxes and extraordinary item      (155,625)        (3,233)      (175,595)

Provision for income taxes ........................          --             --             --
                                                      -----------    -----------    -----------
                     Loss before extraordinary item      (155,625)        (3,233)      (175,595)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $-0- ...................          --             --            5,155
                                                      -----------    -----------    -----------

                                          Net loss    $  (155,625)   $    (3,233)   $  (170,440)
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
    Net loss ......................................   $     (0.03)   $      *
                                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................     5,072,582      1,230,000
                                                      ===========    ===========


    *  Less than $.01 per share


                         See accompanying notes to financial statements



                              VISTA EXPLORATION CORPORATION
                              (A Development Stage Company)

                          Statements of Cash Flows (Unaudited)

                                                                              April 9, 1998
                                                        Nine Months Ended      (Inception)
                                                           December 31,          Through
                                                      ----------------------   December 31,
                                                         2001         2000        2001
                                                      ---------    ---------    ---------
Cash flows from operating activities:
    Net loss ......................................   $(155,625)   $  (3,233)   $(170,440)
    Transactions not requiring cash:
       Common stock issued for services ...........        --           --            500
       Contributed rent ...........................        --            900        3,600
       Changes in operating assets and liabilities:
           Receivables and advances ...............      (2,972)          (8)      (2,972)
           Accounts payable and accrued liabilities      18,867        1,633       26,983
                                                      ---------    ---------    ---------
              Net cash used in operating activities    (139,730)        (708)    (142,329)
                                                      ---------    ---------    ---------

Cash flows from investing activities:
    Investment in oil and gas properties ..........     (49,832)        --        (49,832)
                                                      ---------    ---------    ---------
          Net cash used in investing activities ...     (49,832)        --        (49,832)
                                                      ---------    ---------    ---------

Cash flows from financing activities:
    Advances from officer .........................     (10,500)        --           --
    Sale of common  stock .........................     223,000         --        225,300
    Offering costs incurred .......................     (20,561)        --        (30,689)
                                                      ---------    ---------    ---------
          Net cash provided by financing activities     191,939         --        194,611
                                                      ---------    ---------    ---------

Net change in cash ................................       2,377         (708)       2,450
Cash, beginning of period .........................          73          813         --
                                                      ---------    ---------    ---------
                                Cash, end of period   $   2,450    $     105    $   2,450
                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ...................................   $    --      $    --      $    --
                                                      =========    =========    =========
       Income taxes ...............................   $    --      $    --      $    --
                                                      =========    =========    =========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
           of debt ................................   $    --      $    --      $   5,155
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

                                December 31, 2001

Note A: Basis of Presentation
-----------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended March 31, 2001 as filed in its Form 10K-SB filed July 13, 2001 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose was to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. On or about March 3, 2001, a transfer of ownership of common stock was completed in order to change from an inactive company to an oil and gas company.

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

On April 18, 2001, the Company changed its year-end from April 30 to March 31. The accompanying statements of operations and cash flows reflect the three-month and nine-month periods ended December 31, 2001. The comparative figures for the three-month and nine-month periods ended December 31, 2000 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company prior to March 31, 2001 and $24,118 during the nine months ended December 31, 2001. He received reimbursements and advances from the Company totaling $43,102 during the nine months ended December 31, 2001. The net advance of $2,972 is included in the accompanying financial statements as expense advance to officer at December 31, 2001.

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

Item 2. Plan of Operation.

     We intend to acquire and develop coal bed methane gas producing properties in the United States, with our initial efforts focused on southeast Kansas. We may do this by leasing oil and gas interests and drilling the leased property to prove reserves or by acquiring working interests in production or reserves. In August 2001 we changed our name from "Bail Corporation" to "Vista Exploration Corporation" to reflect our new plan of operation.

     Our current plan of operation has three separate phases. Phase one consisted of identifying the most promising areas to drill for methane gas and acquiring mineral rights for as many properties within the identified area as practicable. Phase two will involve drilling and testing wells on the leased acres to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. In phase three we plan to expand our drilling operations to maximize our production.

     Phase 1 - Our Area of Interest

     In June 2001 we retained consultants TCC Royalty Corp. and Austin Exploration, L.L.C. to identify areas in southeast Kansas suitable for coal bed methane exploration and development, to provide us with customary geological and land maps, and to assist us with leasing mineral rights. TCC Royalty Corp.'s geological services have been provided by Steven Tedesco, a geologist who is also the President of Atoka Geochemical Services Corporation in Englewood, Colorado. Austin Exploration, L.L.C.'s leasing services have been provided by John Wilson, who is also the President of Western Land Services in Ludington, Michigan. We have paid our consultants an initial fee of $25,000 and we are obligated to pay them a 3% royalty fee on all oil and gas produced from property leased or purchased by us, or oil and gas purchased by us from properties, within the prospective area identified by the consultants. Additional geological services are available to us at an hourly rate of $500 per day.

     The targeted area identified by our management and our consultants is the southwestern quarter of Coffey County, Kansas. This area was targeted for several reasons, including its being situated above a known coal formation called the Cherokee Basin, its proximity to active leasing efforts of other oil and gas companies in southeastern Kansas in general and southern Coffey County in particular, known oil and gas drilling and production in the region, the availability of mineral rights for lease, and other geological information provided by TCC Royalty Corp.

     The Western Interior Coal Region includes three basins in the central United States that contain gas bearing coal deposits of similar age and rank. They are the Arkoma, Forest City and Cherokee Basins. Together these three basins stretch from western Arkansas and central Oklahoma northward through eastern Kansas and western Missouri into central Iowa. Our targeted area is within the Cherokee Basin which is defined geographically as the area bounded to the north by the Bourbon Arch, to the east and southeast by the Ozark Dome, and to the west by the Nemaha uplift, encompassing northern Oklahoma, southeastern Kansas, and southwestern Missouri.

     The Cherokee Basin formation contains Pennsylvanian age coal beds which are believed to be contiguous throughout the entire basin. Coal found throughout the basin is generally of the same age and type and therefore theoretically should contain similar quantities and quality of gas. Historically, the majority of coal bed methane gas production in Kansas has been south of our targeted area, including production in Labette, Wilson, Neosho and Cherokee Counties, Kansas, where coal seams and black shale averaging four feet in thickness have been reported and initial water production generally has been less than 50 barrels per day, eventually dropping to below 10 barrels per day. Although currently there are no coal bed methane wells producing in our targeted area, drilling logs from oil exploration in and surrounding our targeted area typically confirm the uniformity of the coal beds, indicating coal seams similar to those found to the south of our targeted area. Additionally, a small number of coal bed methane gas wells are producing in Woodson County, Kansas (approximately 10 miles south of our targeted area) and Anderson County, Kansas (approximately 20 miles east of our targeted area).

     Phase 1 - Our Leasing Activities

     In July 2001 we opened an office in Burlington, Kansas for $350.00 per month and started leasing land in the south half of Coffey County, Kansas and the southeast portion of Lyon County, Kansas, to drill for coal bed methane gas. Lyon County is adjacent to, and west of, Coffey County and both counties are within the Cherokee Basin.

     As of February 1, 2002, we had executed 115 separate leases totaling approximately 15,388 acres, of which approximately 13,902 acres are in Coffey County and approximately 1,486 acres are in Lyon County. We have paid approximately $50,000 to date to obtain our leases. In the event that we are successful in phase two of our plan and we find commercially producable gas or oil, we intend to lease additional available land to the extent that we believe such land will further our exploration and development activities. Because we believe that we can continue to successfully lease land without having our office in Burlington, Kansas, we closed that office in November 2001.

     All of the mineral leases that we have executed in southeast Kansas grant us the exclusive right to explore for and develop oil, gas and other hydrocarbons and minerals that may be produced from wells drilled on the leased property. Each lease also grants us rights of way and easements for laying pipelines and servicing or drilling other wells in the vicinity of the leased property.

     Each lease has an initial term of 5 years that is automatically extended for such period of time as we continue to produce oil or gas from the leased property or acres pooled with the leased property or we continue our drilling operations on the leased property or acres pooled therewith. We will be deemed to have discontinued our operations on a leased property, and thus our lease of that property will no longer be extended, if we discontinue drilling or producing oil and gas on such property for 120 days or more. If a lease is not automatically extended, we may extend the term of a lease for an additional 3 years by paying the lessor $10 per net mineral acre.

     We paid each lessor an initial payment of $10 upon the execution of our lease. Regardless of whether or not we are producing oil and gas from a leased property or acres pooled therewith, on the one-year anniversary of each lease we will be required to pay the lessor $10 per net mineral acre leased. If we fail to make such payment, the lease will terminate 30 days thereafter. We have agreed to pay each lessor a royalty equal to 12.5% of any oil, gas or other minerals that may be produced from wells drilled on the leased property. In the event of a shut-in well capable of producing oil or gas, we have agreed to pay the lessor a royalty equal to $1 per year per net mineral acre.

     Pursuant to the lease payment terms described above, we will be obligated to make the following one-year anniversary payments beginning in August 2002:

     Month       No. of Leases     No. of Net Mineral Acres       Payment
     -----       -------------     ------------------------       -------
     August           69                   9,491.35              94,913.50
     September        42                   5,397.10              53,971.00
     October           4                    500.00                5,000.00
                       -                    ------                --------
     TOTAL:           115                  15,388.45            $153,884.50

     Under our leases we have the right to pool or unitize the leased property with other land owned or leased by us in the immediate vicinity for the production of oil or gas. With respect to shallow gas and associated hydrocarbons produced in conjunction therewith, we have the right to pool or unitize the leased properties into a development pool of a maximum of 3,000 acres if we have drilled at least 2 wells within the pooled unit no later than 1 year after the expiration of the primary term of the lease.

     We have agreed to indemnify each lessor against any and all liabilities arising out of our operations on the leased property, including environmental liabilities. We also have agreed to pay each lessor the amount of $500 per acre as liquidated damages for any leased property that is damaged as a result of our operations on such leased property. Additionally, we have agreed to pay each lessor for any damages caused by us to any crops growing on the leased property. Following the completion of our operations on a leased property, we are obligated to restore the well site to its original condition and land contour, to the extent possible.

     All of the oil and gas property that we have leased to date is considered "undeveloped acreage" which the Securities and Exchange Commission defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves." We own a working interest in 15,388.45 gross undeveloped acres (100% of each leased acre) and 13,143.30 net undeveloped acres (84.5% of 10,717.99 leased acres and 87.5% of 4,670.46 leased acres) in southern Kansas. A "working interest" is the operating interest that gives us, as the operator, the right to drill, produce and conduct operating activities on the property and a share of production. A "net acre" (or net well) is deemed to exist when the sum of the fractional working interest owned in gross acres or gross wells equals one. The number of net acres or net wells is then expressed as a whole number and fractions thereof. A "gross acre" (or gross well) is the total acres or wells, as the case may be, in which a working interest is owned.

     Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, we plan to complete our due diligence on our leased property, including obtaining a title opinion or title insurance to confirm our rights to any oil, gas and other minerals produced pursuant to our lease. It is difficult to determine what our final interest in any oil, gas or other mineral that we produce will be until we have negotiated all agreements with the third parties that we will hire to perform our drilling activities and operate our wells.

     In addition to our leasing activities in Kansas, in June 2001 we acquired a one-year option for a lease on 4,560 acres in Island Township, Blaine County, Montana from Geominerals Corp. for $1,400. Geominerals Corp. is controlled by George Andrews, our former president and director. If we exercise the option, we will pay $2.50 per acre for a total purchase price of $10,000 (after credit of the amount paid for the option). Currently we do not intent to exercise this option.

     Phase 2 - Our Anticipated Drilling Activities

     Phase two of our current plan of operation will involve identifying the most promising and cost-effective drill sites on our leased acres, drilling and testing wells to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. Although we believe that we have leased enough land to move forward with phase two of our plan, we will have to obtain additional financing before we can implement this next phase. We anticipate that we will need approximately $750,000 to achieve our initial goal of drilling, testing and completing ten coal bed methane gas producing wells.

     We have just begun phase two of our plan of operation. To date we have not commenced any drilling or other exploration activities on the properties that we have leased and thus we do not have any estimates of oil and gas reserves on such properties. Consequently we have not reported our reserve estimates to any state or federal authority.

     Furthermore, we have not yet identified any specific drill sites. Drill sites will be selected based on a variety of factors, including information gathered from historic records and drill logs (depth and thickness of coal seams and the results of electric gamma ray readings), proximity to existing distribution pipelines, ease of access for drilling equipment, the presence of oil and natural gas in the immediate vicinity, and consultations with our operator and driller. Because a majority of this research information was obtained during phase one of our plan, we believe that the cost of identifying drill sites will be insubstantial. With the exception of the evaluation of the geological structures that we encounter during the drilling process, the cost of which has been factored into our estimated drilling costs, we do not anticipate needing any further product research.

     If phase two of our plan of operation is fully implemented, we will drill, test and complete ten coal bed methane gas producing wells. Our drilling efforts also will determine whether there are other forms of commercially producable hydrocarbons present, such as oil or other types of natural gas. Each well will be drilled and tested individually. If commercially producable amounts of gas are present, the well will be completed and a distribution pipeline installed. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis.

     We anticipate that each well in our targeted area will cost approximately $25,000 to drill and test, an additional $15,000 to complete, plus an additional $350 per month per well to pay for electricity, pulling and repairs, pumping and other miscellaneous charges. We intend to hire third parties to operate our wells and perform our drilling activities.

     Once we have identified a proposed drilling site, we will engage the services of an operator licensed to operate oil and gas wells in the State of Kansas. The operator will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas Commission relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participants' rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zone. Should the well be successful, the operator would thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. It is likely that we will pay the operator by issuing it a net revenue interest, which we expect would be equal to the 12.5% interest that we have granted to the mineral owners from whom we have leased our property.

     The operator will be the caretaker of the well once production has commenced. As such, the operator will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. We anticipate that once the production has been sold, the purchaser thereof will carry out its own research with respect to ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

     Although we presently do not intend to seek status as a licensed operator, if in the future we believe that seeking licensed operator status is appropriate and we have adequate staff available to us, we may decide to operate our own wells.

     We have had preliminary discussions with Becker Drilling of Bucyrus, Kansas, to act as both the operator and driller of our wells. Becker Drilling was established in 1977 and is owned and operated by Mike Becker, who has drilled and completed over 1,000 oil and gas wells in Kansas, Oklahoma, Texas, New Mexico, Illinois, Wyoming, and Missouri, including over 20 coal bed methane wells.

     The driller will be responsible for performing, or contracting with third parties and supervising their efforts, all aspects of the drilling operation except for geological services. We currently anticipate getting additional geological services from TCC Royalty Corp.

     The success of phase two of our plan of operation is dependent upon our ability to obtain additional capital to drill our wells and also upon our successfully finding commercially producable amounts of coal bed methane gas or other hydrocarbons in the wells that we drill. We cannot assure you that we will obtain the necessary capital or that we will find commercially producable amounts of gas if our drilling operations commence.

     Phase 2 - Getting Our Products To Market

     If any of our wells proves to hold commercially producable gas, we will need to install a distribution infrastructure to transport our gas from the wellhead to a major distribution pipeline. We have identified several major distribution pipelines currently installed in our general vicinity, including lines owned by Phillips Petroleum, Williams Energy, CMS Panhandle Eastern, and Kansas Gas. We have initiated contact with these companies to ascertain the specific locations of their pipelines, their requirements to purchase gas from us (including volume of gas and quality of gas), and costs to connect to their pipelines. Traditionally, the major distributors of gas in the United States have purchased production from anyone who can get sufficient quantities of quality gas to their distribution pipeline. Because some of these companies have purchased coal bed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas from us at market prices. To date, we have not entered into any purchase agreements nor have we received assurances from anyone that they will enter into such agreements with us in the future.

     We cannot accurately predict the costs of transporting our gas products to existing pipelines until we locate our first successful well. The cost of installing a distribution infrastructure will vary depending upon the distance the gas must travel from our wellhead to the tap, and whether the gas first must be treated to meet the purchasing company's quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, we anticipate that the total cost of installing a distribution infrastructure for ten producing wells will be approximately $150,000 or $10,000 each plus a one-time expense of $50,000 to tap into the main distribution pipeline, which will payable for the first distribution line.

     The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We do not have any delivery commitments with respect to any oil or gas produced from any properties that we acquire. However, due to the U.S. government's recent push toward increased domestic production of energy sources, and the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas that we produce, once it has been delivered to a distribution facility.

     Phase 3 - Expanding Our Operations

     The expansion phase of our plan of operation can commence only after the successful completion of phase two, which means that we will have operating wells that are producing gas and generating revenues for us. Our expansion efforts will be constrained by state and local laws as well as by the number of mineral acres that we have leased. For example, because State of Kansas regulations require that coal bed methane wells be spaced no closer than eighty acres, we could expand to a maximum of 187 wells based on the property that we have leased to date. We intend to lease additional available land to the extent that we believe such land will further our exploration and development activities.

     Liquidity and Capital Resources

     Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended March 31, 2001, to state that our losses since inception and our net capital deficit at March 31, 2001 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. We cannot assure you that our plan of operation will be successful in addressing this issue.

     During the three months ended December 31, 2001, we spent approximately $44,000 pursuing oil and gas leases in southeast Kansas, including $19,000 in legal and accounting fees, which expenses were substantially funded by $25,000 received as proceeds from the sale of our common stock in December 2001. At December 31, 2001, we had cash of $2,450, a decrease of $9,204 from September 30, 2001, and current liabilities of $26,983.

     During the nine months ended December 31, 2001, we spent approximately $205,000 pursuing potential oil and gas leases in southeast Kansas, including $25,000 in compensation paid to our president, and $71,000 in legal and accounting fees. These fees were incurred in connection with negotiating potential acquisitions, preparing investment documents in connection with our capital raising efforts, and preparing and filing a registration statement for the resale of shares owned by some of our current shareholders. These expenses were substantially funded by $223,000 received as proceeds from the sale of our common stock in April, June and December 2001. At December 31, 2001, we had cash of $2,450, an increase of $2,377 from March 31, 2001, and current liabilities of $26,983. In January 2002, we received approximately $25,000 from the sale of our common stock to two overseas investors.

     Our Capital Requirements

     We will need to raise additional funds to finance our planned operations during the next 12 months, including implementing phase two of our plan of operation and making our mineral lease payments as they come due. We anticipate that we will need a minimum of $100,000 to begin drilling operations ($50,000 for drilling expenses and $50,000 for operating expenses) and a total of $750,000 to complete phase two of our plan, which entails drilling and completing ten coalbed methane gas wells. We intend to raise these funds through one or more equity or debt offerings, either private or public, commencing in the first quarter of 2002.

     We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot assure you that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to implement our planned drilling and exploration activities and may not be able to maintain our mineral leases. Furthermore, we could be forced to cease our operations and liquidate our assets.

     Assuming that we are able to obtain a minimum of $100,000 in additional financing, we will begin drilling our first well. We will drill and test the well for gas and, if producable amounts of gas are found, complete the well. However, unless we receive an additional $60,000 in financing above the $100,000 minimum, we will not be able to install a gathering system and a well tap, and therefore would not be able to generate any revenues from the well. Nonetheless, a proven gas reserve would increase the value of our leased mineral rights considerably and may increase our ability to receive additional financing to proceed with our phase two drilling activities. In the event that our first test well does not prove to hold producable reserves, we would have enough capital to drill and test a second well, but we would need approximately $15,000 in additional financing to complete it. If the second well did not prove to hold producable reserves, we would be forced to cease our drilling operations until such time as further financing became available, if ever. If no further financing became available, we would be forced to cap a producing well or plug a non-producing well, and cease our operations.

     Assuming that we are able to obtain $750,000 in additional financing, we will be able to drill, test and complete up to ten producing coal bed methane wells and install the necessary distribution infrastructure to transport our gas from the wellhead to a major distribution pipeline. If each well proved to hold producable amounts of gas, we believe that we could generate revenues relatively quickly. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis. In the event that one or more drill sites proves unproducable, we will complete as many producable wells as possible with the funds available to us.

     In the event that we are able to obtain more than $100,000 but less than $750,000 in additional financing, we will drill, test, complete and distribute gas from as many well sites as possible with the amount of capital available to us.

     We estimate that it will take approximately two weeks to drill, test and complete each well, and an additional two weeks to four weeks per well to install the distribution pipelines, depending on the distance from the well to the pipeline. With full funding, we expect phase two to take approximately ten months from start to finish. However, the timeline for completion of phase two of our plan of operation is completely dependent upon our ability to secure additional financing. We cannot implement any of our drilling and exploration plans until we obtain additional financing.

     In addition to the capital necessary to commence our drilling activities, we will need additional financing to make our mineral lease payments as they come due. From August 2002 to October 2002, we will need approximately $154,000 to make our one-year anniversary payments on our leased properties in southeast Kansas. Although we have budgeted $75,000 of the $750,000 that we need to implement phase two to pay some of these lease payments, our plan assumes that we have begun production prior to this point and thus are producing and selling sufficient gas to meet our lease payments. Failure to complete enough wells to generate sufficient income to pay the $154,000 lease payments would require us to obtain additional financing to retain our mineral leasehold rights. If we fail to make these payments, we could lose our rights to some or all of the property currently under lease, which could make further development impossible. Under these circumstances, we could be forced to cease our operations and liquidate our assets.

     Furthermore, if we decide to exercise our option to lease 4,560 acres in Blaine County, Montana, we will need an additional $8,600 in June 2002.

     If we do not obtain additional financing through an equity or debt offering, we may attempt to sell our leasehold interests in some or all of the properties that we have leased in southeast Kansas together with any proprietary information that we have developed concerning such properties, such as title searches, title policies, engineering reports and records, core information, drilling reports, and production records, if any. However, we cannot assure you that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities.

     Employees

     We currently have no full time employees except our president who is devoting his full-time to our activities. In July 2001 we retained two independent leasing consultants to help us lease land for our oil and gas operations. We terminated our agreements with the independent leasing consultants in October 2001 and December 2001.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     During December 2001 and January 2002, we sold 450,000 shares of our common stock at an average price of $0.12 per share, with net proceeds of approximately $50,000, to three accredited investors without registering the shares under the Securities Act of 1933. No underwriter, sales or placement agent was involved in the sale to the U.S. shareholder. A finders fee of approximately $1,500 was paid to a non-U.S. finder with respect to the two non-U.S. investors. These sales were made pursuant to Section 4(2) and Rule 506 of Regulation D adopted under the Securities Act of 1933. The U.S. purchaser is controlled by one of our current shareholders and thus was known to us and our management through pre-existing business relationships. The two non-U.S. investors were known to us as long standing business associates of other shareholders. All of the purchasers were provided access to the material information which they requested and all information necessary to verify such information, and were afforded access to our management in connection with their purchases. The purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no items submitted to a vote of security holders during the third quarter of the year ended December 31, 2001.

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

                                         VISTA EXPLORATION CORPORATION


Date: February 14, 2002                  By: /s/ Charles A. Ross
                                         -----------------------
                                         Charles A. Ross, Sr.,
                                         President and Chief Accounting Officer