Form 10KSB
period 2002-03-31
VISTA EXPLORATION CORP
filed 2002-07-01
CIK 1094572

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

          For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year ended March 31, 2002 were $0.

     The aggregate market value of the 1,940,000 shares of the issuer's outstanding common stock held by non-affiliates of the issuer was $194,000 as of June 28, 2002. The stock price for computation purposes was $0.10 per share which is the opening price that has been applied for in the issuer's NASD OTC Bulletin Board application. Presently there is no market for the issuer's securities.

     The issuer had 6,090,000 shares of its common stock issued and outstanding as of June 28, 2002, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                            Page
                                                                            ----

PART I.........................................................................3

         Item 1.  Description of Business......................................3
         Item 2.  Description of Property.....................................16
         Item 3.  Legal Proceedings...........................................16
         Item 4.  Submission of Matters to a Vote of Security Holders.........16

PART II.......................................................................16

         Item 5.  Market for Common Equity and Related Stockholder Matters....16
         Item 6.  Plan of Operation...........................................17
         Item 7.  Financial Statements........................................19
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................19

PART III......................................................................19

         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act................................................19
         Item 10. Executive Compensation......................................20
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management..................................................21
         Item 12. Certain Relationships and Related Transactions..............22
         Item 13. Exhibits and Reports on Form 8-K............................24

                                     PART I

Forward-Looking Statements

     This report on Form 10-KSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in "Description of Our Business," "Plan of Operation" and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the following matters, are forward looking statements:

     o our ability to obtain sufficient financing to commence drilling operations,
     o    our ability to discover producible gas on our leased properties,
     o    capital costs of drilling and completing wells,
     o capital costs of building other related production or gathering facilities,
     o    the availability of contract operators and drillers,
     o    the continued demand for natural gas, and
     o    the expansion and growth of our operations.

These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     o risks and uncertainties, including the risks discussed in this annual report,
     o    general economic and business conditions,
     o the business opportunities that may be presented to and pursued by us, and
     o changes in laws or regulations and other factors, many of which are beyond our control.

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

Item 1. Description of Our Business.

     We intend to acquire and develop coalbed methane gas producing properties in the United States, with our initial efforts focused on southeast Kansas. We may do this by leasing oil and gas interests and drilling the leased property to prove reserves or by acquiring working interests in production or reserves.

     Coalbed methane gas is a form of natural gas that is formed during the coalification process, which is the process that, over time, transforms plant material into coal. This gas is contained generally within the coal seams that formed it and sometimes in the surrounding rock strata. Fracturing the coal seam and removing any water surrounding the seam will allow the gas to be recovered. Once recovered, coalbed methane gas generally can be injected directly into natural gas pipelines and sold as fuel for heating and power generation. In the event that we are successful at finding and producing coalbed methane gas, we intend to utilize existing natural gas distribution pipelines to get our gas to market.

     Our current plan of operation has three separate phases. Phase one consisted of identifying the most promising areas to drill for coalbed methane gas and acquiring mineral rights for as many properties within the identified area as practicable. Phase two will involve drilling and testing wells on the leased acres to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. In phase three we plan to expand our drilling operations to maximize our production. In August 2001 we changed our name from "Bail Corporation" to "Vista Exploration Corporation" to reflect our new plan of operation.

     Phase 1 - Our Area of Interest

     In June 2001 we retained consultants TCC Royalty Corp. and Austin Exploration, L.L.C. to identify areas in southeast Kansas suitable for coalbed methane exploration and development, to provide us with customary geological and land maps, and to assist us with leasing mineral rights. We have paid our consultants an initial fee of $25,000 and we are obligated to pay them a 3% royalty fee on all oil and gas produced from property leased or purchased by us, or oil and gas purchased by us from properties, within the prospective area identified by the consultants. Additional standard geological services, such as drill logging services, well location recommendations and drill log interpretations, are available to us from TCC Royalty Corp. at the rate of $500 per day.

     The targeted area identified by our management and our consultants is the southwestern quarter of Coffey County, Kansas. This area was targeted for several reasons, including its being located above known coal-bearing units (particularly the Cherokee Group), its proximity to active leasing efforts of other oil and gas companies in southeastern Kansas in general and southern Coffey County in particular, known oil and gas drilling and production in the region, the availability of mineral rights for lease, and other geological information provided by TCC Royalty Corp.

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

     Numerous geological studies, such as Public Information Circular 19 - Natural Gas from Coal in Eastern Kansas published by the Kansas Geological Survey in 2001, demonstrate that the coal residing in the Cherokee Basin is typically of Pennsylvanian age and is found, at various depths and thicknesses, throughout the basin. Because coal found throughout the basin is generally of the same age and type, theoretically it should contain similar quantities and quality of gas. Although currently there are no coalbed methane wells producing in our targeted area, there is a history of such production to the south of our targeted area, including Labette, Wilson, Neosho and Montgomery Counties, Kansas. Additionally, there are a small number of coalbed methane gas wells producing in Woodson County, Kansas (approximately 10 miles south of our targeted area) and Anderson County, Kansas (approximately 20 miles east of our targeted area). All of these counties are in the Cherokee Basin. Reports from these producing wells show coal seams and black shale averaging four feet in thickness and initial water production averaging less than 50 barrels per day, eventually dropping to below 10 barrels per day.

     The rules and regulations of the Kansas Corporation Commission require that drill logs must be generated for each well drilled and must be submitted to the Commission, whereupon they become part of the public record. Additionally, many operators also complete geophysical logs which also become public record and clearly define the type of rock and its depth or location in the bore hole of each well. We have examined over 100 such logs from oil exploration in and surrounding our targeted area. These logs generally confirm the uniformity of the coalbeds in the region and suggest coal seams within our targeted area similar to those found to the south of our targeted area. This conclusion was confirmed by William Stoeckinger, a certified petroleum geologist who has published numerous articles regarding coalbed methane activities in Kansas. We have also discussed many of these logs with an experienced well operator and driller who we anticipate hiring to act as both the operator and driller of our wells. Although we believe that the coalbeds within our targeted area will prove to be similar to those found to the south of our targeted area, we cannot assure you that they are or that even if they are, that we will find commercially producible amounts of methane gas or any other hydrocarbons.

     Phase 1 - Our Leasing Activities

     In July 2001 we rented an office in Burlington, Kansas for $350.00 per month and began leasing land in the south half of Coffey County, Kansas, and the southeast portion of Lyon County, Kansas, in order to drill for coalbed methane gas. Lyon County is adjacent to, and west of, Coffey County and both counties are within the Cherokee Basin.

     As of March 31, 2002, we had acquired 115 separate leases covering approximately 15,388 acres, of which approximately 13,902 acres are in Coffey County and approximately 1,486 acres are in Lyon County. We paid approximately $50,000 to obtain our leases. In the event that we are successful in phase two of our plan and we find commercially producible gas or oil, we intend to lease additional available land to the extent that we believe such land will further our exploration and development activities. Because we believe that we can continue to successfully lease land without having our office in Burlington, Kansas, we closed that office in November 2001.

     Each of our southeast Kansas mineral leases grants us the exclusive right to explore for and produce oil, gas, coalbed methane, and other hydrocarbons and minerals from wells located on the leased property. Each lease also grants us rights-of-way and easements for laying pipelines and servicing other wells in the vicinity of the leased property. Under the terms of each lease, the lessor will receive a royalty equal to 12.5% of all oil, gas or other minerals produced from the leased property or the proceeds of the sale thereof, and we will be entitled to 87.5% of such production or proceeds. The lessor's royalty will be free of costs and expenses and we will be responsible for all expenses incurred in our operations including drilling, testing, completing and equipping.

     Each lease has an initial or primary term of 5 years which is automatically extended during such period thereafter as we continue to produce oil or gas from the leased property or acres pooled with the leased property or we continue our drilling operations. After the primary term, in the event oil and gas is not being produced or shall have ceased on the leased property, the lease will not terminate if we commence additional drilling or reworking operations within 120 days. If a lease is not extended beyond its primary term by production or operations, we have the option to extend the primary term for an additional 3 years by paying the lessor $10 per net mineral acre.

     We paid each lessor an initial payment of $10 upon the execution of our lease. Regardless of whether or not we are producing oil and gas from a leased property or acres pooled therewith, on the one-year anniversary of each lease we will be required to pay the lessor $10 per net mineral acre leased. If we fail to make such payment, the lease will terminate 30 days thereafter. We have agreed to pay each lessor a royalty equal to 12.5% of any oil, gas or other minerals that may be produced from wells drilled on the leased property. In the event of a shut-in well (a well capable of producing oil or gas but, for whatever reason, is not producing oil or gas), we have agreed to pay the lessor a royalty equal to $1 per year per net mineral acre.

     Pursuant to the lease payment terms described above, we will be obligated to make the following one-year anniversary payments beginning in August 2002:

      Month           No. of Leases     No. of Net Mineral Acres     Payment
      -----           -------------     ------------------------     -------
     August                69                   9,491.35             94,913.50
     September             42                   5,397.10             53,971.00
     October                4                     500.00              5,000.00
                          ---                  ---------           -----------
     TOTAL:               115                  15,388.45           $153,884.50

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

     Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, we plan to complete our due diligence on our leased property, including obtaining a title opinion or title insurance to confirm our rights to any oil, gas and other minerals produced pursuant to our lease. We estimate that each title opinion or title insurance will cost $1,000 and will take approximately two days to obtain. It is difficult to determine what our final interest in any oil, gas or other mineral that we produce will be until we have negotiated all agreements with the third parties that we will hire to perform our drilling activities and operate our wells.

     In addition to our leasing activities in Kansas, in June 2001 we acquired a one-year option for a lease on 4,560 acres in Island Township, Blaine County, Montana from Geominerals Corp. for $1,400. Geominerals Corp. is controlled by George Andrews, our former president and director. If we exercise the option, we will pay $2.50 per acre for a total purchase price of $10,000 (after credit of the amount paid for the option). Currently we do not intend to exercise this option.

     Phase 2 - Our Anticipated Drilling Activities

     Phase two of our current plan of operation will involve identifying the most promising and cost-effective drill sites on our leased acres, drilling and testing wells to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. Although we believe that we have leased enough land to move forward with phase two of our plan, we will have to obtain additional financing before we can implement this next phase. We anticipate that we will need approximately $850,000 to achieve our initial goal of drilling, testing and completing ten coalbed methane gas producing wells.

     We have just begun phase two of our plan of operation. To date we have not commenced any drilling or other exploration activities on the properties that we have leased and thus we do not have any estimates of oil and gas reserves on such properties. Consequently we have not reported our reserve estimates to any state or federal authority.

     Furthermore, we have not yet identified any specific drill sites. We will select drill sites based on a variety of factors, including information gathered from historic records and drill logs (depth and thickness of coal seams and the results of electric gamma ray readings), proximity to existing pipelines, ease of access for drilling equipment, the presence of oil and natural gas in the immediate vicinity, and consultations with our geologist, operator and driller. Because a majority of this research information was obtained during phase one of our plan, we believe that the cost of identifying drill sites will be insubstantial. With the exception of the evaluation of the geological structures that we encounter during the drilling process, the cost of which has been factored into our estimated drilling costs, we do not anticipate needing any further product research.

     If phase two of our plan of operation is fully implemented, we will drill, test and complete ten coalbed methane gas producing wells. Our drilling efforts also will determine whether there are other forms of commercially producible hydrocarbons present, such as oil or other types of natural gas. Each well will be drilled and tested individually. If commercially producible amounts of gas are present, the well will be completed and facilities installed to connect to gathering or pipeline facilities. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis.

     We anticipate that each well in our targeted area will cost approximately $25,000 to drill and test, an additional $15,000 to complete, plus an additional $350 per month per well to pay for electricity, pulling and repairs, pumping and other miscellaneous charges. We intend to hire third parties to operate our wells and perform our drilling activities.

     Our anticipated costs of drilling operations are based on estimates obtained from third-party service providers whom we believe will be available to us to provide the services that we will need. However, the actual costs of such operations may be more or less than the estimates contained herein. If actual costs of operations exceed our estimates to any significant degree, we may require additional funding to achieve our phase two objectives.

     Once we have identified a proposed drilling site, we will engage the services of an operator licensed to operate oil and gas wells in the State of Kansas. The operator will be responsible for permitting the well, which will include obtaining permission from the Kansas Corporation Commission relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participants' rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zone. Should the well be successful, the operator would thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced. It is likely that we will pay the operator by issuing it a net revenue interest, which we expect would be equal to the 12.5% interest that we have granted to the mineral owners from whom we have leased our property.

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

     We have had preliminary discussions with Becker Drilling of Bucyrus, Kansas, to act as both the operator and driller of our wells. Becker Drilling was established in 1977 and is owned and operated by Mike Becker, who has drilled and completed over 1,000 oil and gas wells in Kansas, Oklahoma, Texas, New Mexico, Illinois, Wyoming, and Missouri, including over 20 coalbed methane wells. We intend to continue our discussions with Becker Drilling after we secure the additional financing needed to implement phase two of our plan of operation.

     The driller will be responsible for performing, or contracting with third parties and supervising their efforts, all aspects of the drilling operation except for geological services. We currently anticipate that we will continue to utilize outside consultants for geological services on an as-needed basis.

     The success of phase two of our plan of operation is dependent upon our ability to obtain additional capital to drill our wells and also upon our successfully finding commercially producible amounts of coalbed methane gas or other hydrocarbons in the wells that we drill. There is no guarantee that we will obtain the necessary capital or that we will find commercially producible amounts of gas if our drilling operations commence.

     Phase 2 - Getting Our Products To Market

     If any of our wells proves to hold commercially producible gas, we may need to install necessary infrastructure to permit delivery of our gas from the wellhead to a major pipeline. We have identified the locations of all major gathering and other facilities currently installed in the general vicinity of our targeted area and have initiated contacts with the owners of these facilities to ascertain their specific requirements with respect to transporting our gas to pipelines for transmission, including volume and quality of gas and connection costs. Pursuant to the open access regulations issued by the Federal Energy Regulatory Commission (beginning with Order No. 436 issued in 1985 and most recently with Order No. 636 issued in 1992), the owner of an interstate pipeline is required to transport any gas that a producer delivers so long as the gas delivered meets the pipeline's reasonable, non-discriminatory requirements regarding such things as quality and quantity of gas.

     We cannot accurately predict the costs of transporting our gas products to existing pipelines until we locate our first successful well. The cost of installing an infrastructure to deliver our gas to a pipeline or gatherer will vary depending upon the distance the gas must travel from our wellhead to the tap, and whether the gas first must be treated to meet the purchasing company's quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, we anticipate that the total cost of installing such a infrastructure for ten producing wells will be approximately $150,000, which includes a one-time expense of $50,000 to tap into the main distribution pipeline, which expense will be payable for the first distribution line.

     Traditionally, the major marketers of gas in the United States have purchased production from anyone who can deliver sufficient quantities of quality gas. Because some of these companies have purchased coalbed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas from us at posted index market prices. However, to date, we have not entered into any purchase agreements nor have we received assurances from anyone that they will enter into such agreements with us in the future with respect to any oil or gas produced from any properties that we acquire.

     The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives.

     Phase 3 - Expanding Our Operations

     The expansion phase of our plan of operation can commence only after the successful completion of phase two, which means that we will have operating wells that are producing gas and generating revenues for us. Our expansion efforts will be constrained by state and local laws as well as by the number of mineral acres that we have leased. For example, because State of Kansas regulations require that coalbed methane wells be spaced no closer than eighty acres, we could expand to a maximum of 187 wells based on the property that we have leased to date. We intend to lease additional available land to the extent that we believe such land will further our exploration and development activities.

Employees

     We currently have no full time employees. Our president has agreed to devote as much time to our activities as is required to implement our plan of operation. In July 2001 we retained two independent leasing consultants to help us lease land for our oil and gas operations. We terminated our agreements with the independent leasing consultants in October 2001 and December 2001.

Competition

     There is intense competition in the oil and gas industry with respect to the acquisition of producing properties, proved undeveloped acreage, and leases for these properties. Many major and independent oil and gas companies actively pursue and bid for the mineral rights of desirable properties, and many companies have been actively leasing minerals in and around Coffey County, Kansas, where our targeted area is centered. To date, the majority of the leasing activity in southeast Kansas has been to the south and east of our leased properties. However, there has been recent leasing activity as far north as Leavenworth County, Kansas, which is approximately 50 miles north of our targeted area.

     We believe that our early leasing efforts in our targeted area have given us a competitive advantage in southwestern Coffey County, as well as eastern Lyon County. Although there are unleased tracts within our targeted area, we believe that these properties will be unattractive to other companies because it will be difficult for them to obtain a significant amount of contiguous mineral acres, due to the fact that we hold the rights to a majority of land surrounding these unleased tracts. However, increased demand for mineral rights in surrounding areas may impact our ability to expand and grow in the future, particularly because many of our competitors have substantially greater market share in the industry, as well as greater financial and other resources, better name recognition and longer operating histories. As a result, we may not be able to acquire additional oil and gas properties in desirable locations.

     There is also intense competition in the oil and gas industry for access to contract drillers, geologists, and others needed to drill and complete wells. Current demand for drilling and contract services in our targeted area appears to be stable, and we believe our early entry will allow us to build the relationships necessary to our success. We do not anticipate that competition in this area will dramatically affect our plan of operation. However, increased future demand for drillers and contractors may limit our ability to expand in a timely manner and may negatively impact our ability to grow.

     Natural gas, like oil, is non-renewable, and thus we believe that in the long-run demand is likely to be greater than supply. In its December 1999 report to the U. S. Secretary of Energy, the National Petroleum Council, or NPC, a private sector advisory committee to the U. S. Department of Energy, reported on the significant growth in demand for natural gas. See "Meeting the Challenges of the Nation's Growing Natural Gas Demand," NPC Natural Gas Study (Dec. 15, 1999). In that report, the NPC concluded that natural gas demand in the United States has the potential to grow from 22 trillion cubic feet in 1998 to approximately 29 trillion cubic feet in 2010, and could rise beyond 31 trillion cubic feet in 2015. According to the NPC study, each key consumption sector - residential, commercial, industrial, and electricity generation - will increase, with electricity generation accounting for almost 50% of the increase. As the NPC study notes (at page 7): "Natural gas is now the preferred fuel for new electricity generation facilities, with 96% of the more than 200 recently announced new generation projects planning to burn natural gas. The dramatic shift to natural gas is driven by improved efficiencies, lower capital costs, reduced construction time, more expeditious permitting of natural gas-burning facilities, and environmental compliance advantages."

     Because some of the major marketers of gas in the United States have purchased coalbed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas from us at market prices. However, the price and demand for natural gas varies considerably depending on factors such as the weather and the volatility of foreign and domestic oil supplies. If market prices are suppressed at the time that we need to sell our gas in order to generate operating revenues, our ability to expand our operations may be negatively impacted.

     Gas is transported and distributed from our targeted area by several large energy companies, including Williams Energy, CMS Panhandle Eastern, and Kansas Gas. Generally speaking, these companies will allow producers to access their pipelines and will transport gas for producers so long as the gas meets their volume and quality criteria (pursuant to the Federal Energy Regulatory Commission's open access regulations). There is no substantive competition to access these lines as they can be tapped in many different locations.

Government Regulation

     Our oil and gas business will be subject to various federal, state and local laws and governmental regulations which may be changed from time to time in response to economic or political conditions.

     Federal Regulation of First Sales and Transportation of Natural Gas

     Historically, natural gas producers sold gas at the wellhead to interstate pipelines, which in turn delivered gas to local distribution companies, or LDCs. The transportation and sale of natural gas in U.S. interstate commerce has been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the Federal Energy Regulatory Commission, or FERC. The FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or NGA, and the Natural Gas Policy Act of 1978, or NGPA. In the past, the federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. FERC jurisdiction over transportation and sales other than "first sales" has continued.

     Commencing in the mid-1980s, FERC promulgated a series of orders designed to correct market distortions and to make gas markets more competitive by removing the transportation barriers to market access. These orders have had a profound influence upon natural gas markets in the United States and have, among other things, fostered the development of new wholesale markets, including a large spot market for gas. The following is a brief description of the most significant of those orders and is not intended to constitute a complete description of those orders or their impact.

     In April 1992, FERC issued Order No. 636, which restructured both the sales and transportation services provided by interstate natural gas pipelines. The purpose of Order No. 636 is to improve the competitive structure of the pipeline industry and maximize consumer benefits from the competitive wellhead gas market. The major function of Order No. 636 is to assure that the services non-pipeline companies can obtain from pipelines are comparable to the services pipeline companies offer to their gas sales customers. One of the key features of the Order is the "unbundling" of services that pipelines offer their customers. This means that pipelines must offer transportation and other services separately from the sale of gas. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to individual pipelines, although certain appeals remain pending and FERC continues to review and modify their open access regulations. These initiatives may affect the intrastate transportation of gas under certain circumstances.

     FERC continues to review its regulatory policies and regulations related to the natural gas market and transportation. In February 2000, FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulations promulgated by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include: (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, subject to review and possible extension of the program at that time; (2) permitting value-oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets; (3) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline; (4) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties; (5) retaining the right of first refusal, or ROFR, and the 5 year matching cap for long-term shippers at maximum rates, but significantly narrowing the ROFR for customers that FERC does not deem to be captive; and (6) adopting new web site reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at market points or segments. The new reporting requirements became effective September 1, 2000.

     As a result of the restructuring of the natural gas industry, active wholesale markets have developed in production areas and downstream in order for producers and gas marketers to serve LDCs and other customers. We cannot predict what action FERC will take on all these matters in the future as it continues to review its regulatory policies, nor can we accurately predict whether FERC's actions will, over the long term, achieve the goal of increasing competition in markets in which our natural gas may be sold. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we will compete.

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

     State and Local Regulation of Drilling and Production

     State and local statutory and regulatory schemes govern various aspects of oil and gas drilling, exploration and production, including regulatory approvals required prior to drilling and associated construction activities, oversight of drilling operations and abandonment of wells, regulation of production levels, operator licensing and reporting, and environmental and conservation issues associated with drilling and production activities. More specifically, such schemes may include restrictions on the number and location of wells ("well-spacing" regulations), limitations on the production volume per set time period ("proration" regulations), requirements that oil/gas be purchased from common supply sources to prevent discrimination against select producers ("ratable-take orders"), and oil/gas production ratios designed to conserve naturally occurring reservoir of energy and prolong the life of pools. Further, to consolidate oil and gas rights in the interest of cooperative development and sharing of production among members of the oil and gas drilling and production industry, states also may require unitization (integration or consolidation of oil and gas interests into an area for the production of hydrocarbons from an entire unit and the regulation of costs and operation of the unit) and compulsory pooling (consolidation of oil and gas rights in multiple tracts to a defined unit for drilling of, and production from, a single well or a limited number of single well units in a reservoir).

     Initially, our gas production activities will be focused in the State of Kansas. Our drilling and production operations will be subject to, and governed by, the rules and regulations of the Kansas Corporation Commission. At the present time, there are no specific regulations which apply only to coalbed methane gas wells and production, and therefore we must comply with regulations governing all wells drilled in Kansas. Exceptions to such statewide rules can be and are frequently granted by the Kansas Corporation Commission in order to prevent waste and protect correlative rights. Consistent with prior commission orders, we anticipate requesting certain exceptions (called regulatory orders) in order to facilitate our project.

     Before commencing the drilling of any well in Kansas, we will need to obtain a drilling permit. Under the current regulations, we will be required to file a one page notice of intent to drill with the Kansas Corporation Commission at least five days before we commence drilling. Historically, drilling permits have been routinely granted by the Kansas Corporation Commission, with permits denied in limited situations where the well-spacing regulations would be violated or where fresh water sources would be endangered. In the event that we would like to drill a well which deviates more than 7 degrees from the vertical, including horizontally drilled wells, or do anything else that would require an exception from the current rules, we will be required to file an application for a regulatory order and give public notice of our application. If no objections are made to an application within the 15-day statutory comment period, the Kansas Corporation Commission historically has routinely granted such applications. Once we obtain a drilling permit, we will be required to comply with the terms of such permit (such as the depth of the surface casing) and with well-spacing and proration regulations.

     At this early stage in phase two of our plan of operation, we have not obtained any well drilling permits or any regulatory orders. However, as specific drill sites are located and development plans determined, the necessary drilling permits and any required regulatory orders will be obtained. As stated earlier, historically, such permits and orders have been routinely granted by the Kansas Corporation Commission. Furthermore, the Kansas Corporation Commission is presently considering the adoption of special regulations specifically covering the production of coalbed methane gas, which would recognize and promote the unique characteristics of such production. We believe the adoption of these special regulations will further facilitate the exploration for, and production of, coalbed methane gas.

     All wells which we drill and later plug and abandon will be subject to inspection by and compliance with the rules of the Kansas Corporation Commission. Violation of any rule or regulation of the commission could result in monetary penalties and sanctions.

     Environmental Regulations

     Our gas exploration activities will be subject to numerous environmental and conservation laws and regulations governing almost all facets of these activities. Matters subject to environmental regulation include:

     o    permits for drilling operations,
     o    the location and density of wells,
     o the handling of drilling fluids and obtaining discharge permits for drilling and production operations,
     o bonds for ownership, development and production of natural gas and oil properties,
     o    transportation of natural gas and oil by pipeline,
     o    operation of wells and reports concerning operations,
     o limitations or prohibitions on drilling activities on protected areas such as wetlands or wilderness areas,
     o remedial measures to mitigate pollution from former operations, such as plugging abandoned wells, and
     o    the conservation of oil and natural gas.

Furthermore, the states in which we operate may define the scope of permissible drilling and exploration activities to prevent pollution by the migration of extracted materials into the environment, the depletion of reservoirs, the drilling of unnecessary wells, and damage to neighboring property caused by blowouts.

     Because our initial operations are focused in the State of Kansas, they will be subject to various Kansas laws and regulations which protect the environment. We will be liable for all costs associated with the escape of salt water, oil or refuse resulting from our operations, and we may incur additional costs associated with protecting fresh water from contamination caused by our activities. We will be required to properly plug all wells in accordance with specific rules and regulations and, upon termination of any lease, we will be required at our expense to remove all equipment and structures and to return the land to its original contour.

     Our operations also may be subject to federal laws and regulations, such as those of the Environmental Protection Agency, or EPA. For example, the Endangered Species Act may require us to investigate whether our operations will result in the taking of any endangered species of fish or wildlife or adversely affect the habitat of such species, and whether our operations will result in the removal, damage, or destruction of any endangered species of plant. The costs of complying with the Act likely would be incurred in investigating and reporting our activities although additional costs would be incurred if we had to limit our operations such that no such takings or removals occur.

     Other EPA laws and regulations to which our operations may be subject restrict the emission of air, water, or other pollution, and provide substantial liability for the remediation of contamination resulting from those omissions. The Federal Water Pollution Control Act (commonly known as the "Clean Water Act") prohibits the discharge of pollutants into waters of the United States unless such discharges are in accordance with a Clean Water Act permit. One or more of our operations may result in such discharges. The costs of compliance with the Clean Water Act for any operations that do result in such discharges would include the costs to obtain and comply with a Clean Water Act permit.

     The Clean Air Act regulates air emissions from any area, stationery, or mobile source. One or more pieces of equipment used in our operations may require a Clean Air Act permit. The cost of compliance with the Clean Air Act would include the cost of obtaining the permit and the cost of pollution control devices, if any, required by the permit.

     Additionally, our operations may make us subject to the Resource Conservation and Recovery Act of 1976, or RCRA, which regulates the generation, transportation, treatment, storage, or disposal of hazardous substances. The cost of compliance with RCRA would include the cost of obtaining a RCRA permit and the cost of properly storing and disposing of hazardous substances generated by our activities. Should any of our operations result in the unpermitted discharge of a hazardous substance into the air, onto the land, or into the water, then we may be subject to the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "Superfund"). We then would be potentially liable for the costs of cleaning up any such discharges. It is impossible to quantify such contingent costs.

     None of the mineral properties that we have leased to date are federally owned or controlled. If, in the future, we lease or otherwise utilize federal resources or functions, then we may be subject to other federal environmental and conservation laws, including the National Environmental Policy Act of 1969 (commonly known as "NEPA"), the National Historic Preservation Act, and the Archeological and Historic Preservation Act.

     Currently, no prior special approvals for our contemplated operations will be required by state or federal environmental laws or regulations. However, environmental laws and regulations, both federal and state, are subject to periodic revisions, which in many instances may lead to even more stringent regulation of the oil and gas drilling and production industry.

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

Item 2. Description of Property.

     In April 2001, we moved our headquarters to 11952 Farley, Shawnee Mission, Kansas 66213, where we occupy offices in the home of our sole officer and director at no cost to us. Mr. Ross has agreed to continue this arrangement until we make other arrangements.

Item 3. Legal Proceedings.

     We do not know of any pending or threatened legal proceedings to which we are a party. We also are not aware of any proceedings being contemplated by governmental authorities against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no items submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Principal Market or Markets. There is no established public market for our common stock. Our stock does not have a trading symbol and is not currently listed or quoted on any quotation medium. We have applied for a trading symbol.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of our common stock as of June 28, 2002, was approximately 61.

     (c) Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We did not declare or pay any dividends on our common stock during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding our equity compensation plans as of the most recently completed fiscal year.


     Equity      # of Securities to be Issued   Weighted-Average Exercise        # of Securities Remaining
  Compensation   Upon Exercise of Outstanding      Price of Outstanding        Available for Future Issuance
     Plans:       Options, Warrants & Rights   Options, Warrants & Rights   Under Equity Compensation Plans (1)
     ------       --------------------------   --------------------------   -----------------------------------
Approved by                   0                          $0.00                              0
security holders

Not approved by            500,000                    $0.10/ share                     13,410,000 (2)
security holders


(1) Excluding securities issuable upon the exercise of outstanding options, warrants and rights.

(2) Consists of shares of common stock authorized by our Articles of Incorporation but not yet issued.

     Pursuant to an employment agreement entered into with our president as of April 1, 2002, we granted him options to acquire 500,000 shares of our common stock at a purchase price of $0.10 per share for a period of five years. The options immediately vested on April 1, 2002. We have agreed to use our best efforts to register, on or before June 29, 2002, the shares of common stock issuable upon exercise of the options. If we terminate our president's employment with cause, or if he terminates the employment agreement by resigning, the options will expire six months after such termination.

Item 6. Plan of Operation.

     Liquidity and Capital Resources

     Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended March 31, 2002, to state that our losses since inception and our net capital deficit at March 31, 2002 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. There is no guarantee that our business plans will be successful in addressing this issue.

     During the fiscal year ended March 31, 2002, we spent approximately $203,839 pursuing potential oil and gas leases in southeast Kansas, including $40,000 in compensation paid to our president, and $127,105 in legal and accounting fees. These fees were incurred in connection with negotiating potential acquisitions, preparing investment documents in connection with our capital raising efforts, and preparing and filing the registration statement that was declared effective on April 23, 2002. These expenses were substantially funded by $223,000 received as proceeds from the sale of our common stock in April, June and December 2001. In January 2002, we received approximately $30,000 from the sale of our common stock to overseas investors. At March 31, 2002, we had cash of $5,012, and current liabilities of $83,183.

     Due to our lack of funds, we have not yet developed a formal budget for the next fiscal year. If we are unable to meet a required payment for drilling leases or well completion, we could suffer a substantial loss of a business opportunity.

     Our Capital Requirements

     We will need to raise additional funds to finance our planned operations during the next 12 months, including implementing phase two of our plan of operation and making our mineral lease payments as they come due. We anticipate that we will need a minimum of $200,000 to begin drilling operations ($50,000 for drilling expenses and $150,000 for operating expenses and outstanding accounts payable) and a total of $850,000 to complete phase two of our plan, which entails drilling and completing ten coalbed methane gas wells. We intend to raise these funds through one or more equity or debt offerings, either private or public, commencing in the second fiscal quarter of 2002.

     We currently do not have any binding commitments for, or readily available sources of, additional financing. There is no guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to implement our planned drilling and exploration activities and may not be able to maintain our mineral leases. Furthermore, we could be forced to cease our operations and liquidate our assets.

     Assuming that we are able to obtain a minimum of $200,000 in additional financing, we will begin drilling our first well. We will drill and test the well for gas and, if producible amounts of gas are found, complete the well. However, unless we receive an additional $60,000 in financing above the $200,000 minimum, we will not be able to install a gathering system and a pipeline tap, and therefore would not be able to generate any revenues from the well. Nonetheless, a proven gas reserve would increase the value of our leased mineral rights considerably and may increase our ability to receive additional financing to proceed with our phase two drilling activities. In the event that our first test well does not prove to hold producible reserves, we would have enough capital to drill and test a second well, but we would need approximately $15,000 in additional financing to complete it. If the second well did not prove to hold producible reserves, we would be forced to cease our drilling operations until such time as further financing became available, if ever. If no further financing became available, we would be forced to cap a producing well or plug a non-producing well, and cease our operations.

     Assuming that we are able to obtain $850,000 in additional financing, we will be able to drill, test and complete up to ten producing coalbed methane wells and install the necessary infrastructure to transport our gas from the wellhead to a gatherer or pipeline. If each well proved to hold producible amounts of gas, we believe that we could generate revenues relatively quickly. Completed wells that are producing and connected to pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis. In the event that one or more drill sites proves unproducible, we will complete as many producible wells as possible with the funds available to us.

     In the event that we are able to obtain more than $200,000 but less than $850,000 in additional financing, we will drill, test, complete and distribute gas from as many well sites as possible with the amount of capital available to us.

     We estimate that it will take approximately two weeks to drill, test and complete each well, and an additional two weeks to four weeks per well to install the facilities to connect to gathering or pipeline facilities, depending on the distance from the well to the pipeline. With full funding, we expect phase two to take approximately ten months from start to finish. However, the timeline for completion of phase two of our plan of operation is completely dependent upon our ability to secure additional financing. We cannot implement any of our drilling and exploration plans until we obtain additional financing.

     In addition to the capital necessary to commence our drilling activities, we will need additional financing to make our mineral lease payments as they come due. From August 2002 to October 2002, we will need approximately $154,000 to make our one-year anniversary payments on our leased properties in southeast Kansas. Although we have budgeted $75,000 of the $850,000 that we need to implement phase two to pay some of these lease payments, our plan assumes that we have begun production prior to this point and thus are producing and selling sufficient gas to meet our lease payments. Failure to complete enough wells to generate sufficient income to pay the $154,000 lease payments would require us to obtain additional financing to retain our mineral leasehold rights. If we fail to make these payments, we could lose our rights to some or all of the property currently under lease, which could make further development impossible. Under these circumstances, we could be forced to cease our operations and liquidate our assets.

     Furthermore, if we decide to exercise our option to lease 4,560 acres in Blaine County, Montana, we will need an additional $8,600 in June 2002. However, we currently do not intend to exercise this option.

     If we do not obtain additional financing through an equity or debt offering, we may attempt to sell our leasehold interests in some or all of the properties that we have leased in southeast Kansas together with any proprietary information that we have developed concerning such properties, such as title searches, title policies, engineering reports and records, core information, drilling reports, and production records, if any. However, there is no guarantee that we will be able to find interested buyers or that the funds received from any such sale would be adequate to fund our activities.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Directors and Executive Officers. The names and ages of our current directors and executive officers are as follows:

Name                        Age      Position                      Term
----                        ---      --------                      ----
Charles A. Ross, Sr.        62       Director and President        April 2001 to
                                                                   August 2004

     Charles A. Ross, Sr. has been our President and a Director since April 10, 2001. Mr. Ross has agreed to devote as much time to our activities as is required to implement our new plan of operation. In addition to Vista, Mr. Ross devotes some of his time to a new venture called ICOP Digital, Inc., a development stage company developing electronic surveillance equipment for law enforcement agencies.

     From January 2001 through March 2001, Mr. Ross was exploring opportunities in the oil and gas business, which led to his investment in us. From July 1999 until December 2000, he owned and operated a business that supplied recruiting and business cards to a number of multi-level marketing companies. From June 1998 through July 1999, Mr. Ross was self-employed designing musical instrument amplifiers, an industry in which he has been involved since the 1960's.

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

     Our board of directors consists of three directors and we currently have two vacancies. Under our Articles of Incorporation, our board is evenly divided into three classes, Class A, Class B and Class C. The initial Class A director, Mr. Ross, was elected for 3 years. The term of the initial Class B director is 2 years, and the term of the initial Class C director is 1 year. Upon the expiration of the initial staggered terms, directors will be elected for terms of three years, to succeed those whose terms have expired. Mr. Ross is actively seeking additional qualified individuals to serve as directors on our board.

Section 16(a) Beneficial Reporting Compliance

     Under U.S. securities laws, directors, executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock and any changes in that ownership on reports that must be filed with the SEC and us. The SEC has designated specific deadlines for these reports and we must identify in this Form 10-KSB those persons who did not file these reports when due.

     Based upon information provided to us by our directors, executive officers and persons holding more than 10% of our common stock, we believe that there were no late filings except (i) the initial statement of ownership on Form 3 for Terrie L. Pham, a principal stockholder, was filed late, (ii) the initial statement of ownership on Form 3 for Jeffrey P. Frazier, a principal stockholder, was filed late, and (iii) the initial statement of ownership on Form 3 for Gary J. Grieco, a principal stockholder, was not filed.

Item 10. Executive Compensation.

     The following table sets out the annual compensation paid to our officers for the last three completed fiscal years. No executive officer of ours received annual compensation in excess of $100,000 during the last three completed fiscal years.

Summary Compensation Table

                                                                               Long-Term Compensation
                                                                 ------------------------------------------------
                                    Annual Compensation                   Awards                  Payouts
                               ------------------------------    -----------------------  -----------------------
                                                                              Securities
                      Fiscal                            Other    Restricted   Underlying
 Name and Principal    Year                             Annual     Stock       Options/      LTIP       All Other
     Position         Ending   Salary ($)   Bonus ($)   Comp.    Awards ($)    SARs (#)   Payouts ($)   Comp.($)
     --------         ------   ----------   ---------   -----    ----------    --------   -----------   --------
Charles Ross,        3/31/02    $40,000         0         0          0            0            0            0
President

George Andrews,      3/31/02       0            0         0          0            0            0            0
former President     3/31/01       0            0         0          0            0            0            0
                     4/30/00       0            0         0          0            0            0            0


Option Exercises and Values

     Pursuant to an employment agreement entered into with Mr. Charles Ross as of April 1, 2002, we have granted Mr. Ross options to acquire 500,000 shares of our common stock at a purchase price of $0.10 per share for a period of five years. The options immediately vested on April 1, 2002. We have agreed to use our best efforts to register, on or before June 29, 2002, the shares of common stock issuable upon exercise of the options. If we terminate Mr. Ross' employment with cause, or if he terminates the employment agreement by resigning, the options will expire six months after such termination.

Long-Term Incentive Plans

     We do not have any long-term incentive plans. No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Employment Contracts and Termination of Employment Arrangements

     Effective as of April 1, 2002, we entered into an employment agreement with Mr. Charles Ross pursuant to which he will serve as our President and we will compensate him $30,000 per year for his services. Mr. Ross has agreed to defer payment of his salary until the earliest to occur of the following events: (i) we have raised an additional $200,000 in debt or equity capital; (ii) we have begun generating revenues from operations; (iii) there is a change in control of the company; or (iv) October 1, 2002. The initial term of employment is from April 1, 2002, through March 31, 2003, and will be extended automatically for additional one-year terms unless either party notifies the other of its intent to not renew at least 30 days before the expiration of the then-current term.

     Pursuant to the employment agreement, we will employ Mr. Ross for a minimum of one year, unless he dies, resigns or becomes disabled, or we terminate the employment for cause. If we terminate the employment agreement for any other reason during the first year, he will be entitled to receive his entire first year salary ($30,000) minus any amounts of first-year salary actually paid on or before the date of termination. If we terminate the employment agreement for any other reason during any subsequent year, he is entitled to receive, in addition to his salary and any prorated bonuses, severance equal to six months' salary for each full year of employment he has completed for us and continuation of his employee benefits for a period of six months.

Director Compensation

     None of our directors received any compensation during our most recent fiscal year for serving in their position as directors. If we do have funds available in the future, we likely will reimburse our directors for expenses incurred by them in their duties as a director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding beneficial ownership as of June 28, 2002, of Vista Exploration Corporation common stock by any person who we know to be the beneficial owner of more than 5% of our voting securities, and by each of our directors and executive officers and by our directors and executive officers as a group. As of June 28, 2002 there were 6,090,000 shares of our common stock issued and outstanding.

     All beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

   Name and Address of             Common Stock                Percent of Class
    Beneficial Owner           Beneficially Owned (1)         Beneficially Owned
    ----------------           ----------------------         ------------------

Charles A. Ross, Sr.,               1,400,000 (2)                   21.24%
Director and President
11952 Farley
Shawnee Mission, KS 66213

All directors and executive
officers as a group (1 person):     1,400,000                       21.24%

Jeffrey P. Frazier                  1,000,000                       16.42%
2956 Nova Road
Pine, CO 80470

Gary J. Grieco                      1,250,000                       20.53%
2856 La Casita Avenue
Las Vegas, NV 89120

Terrie L. Pham                      1,000,000                       16.42%
16511 E. 27 Terrace
Independence, MO 64055

The Hedge Fund, LLC                  360,000                         5.91%
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

(2) Includes 500,000 shares of common stock issuable upon the exercise of outstanding options.

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

     Additionally, from our inception to March 31, 2001, we incurred an expense of $100 per month for rent and other administrative services which were performed by CMS on our behalf. As of March 31, 2001, we had incurred rent and administrative service expenses totaling $3,600, which amount has been credited to additional paid-in capital on our financial statements.

     From April 11, 1998, to April 10, 2001, CMS advanced to us any additional funds which we needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances were made without expectation of repayment (other than offsets of earned interest) unless the owners of a business which we acquired or merged with agreed to repay all or a portion of such advances. As of March 31, 2001, CMS had advanced a total of $5,155 to us for legal, accounting, general and administrative expenses, which amount was treated as an accrued liability on our financial statements but which was forgiven by CMS as of April 30, 2001. No funds were advanced to us by CMS subsequent to March 2001.

     On or about March 3, 2001, we and CMS entered into an Agreement for the Purchase of Common Stock with Charles A. Ross, Sr. pursuant to which CMS sold 900,000 shares of our common stock to Mr. Ross for $1,000. Pursuant to that agreement, on April 10, 2001, Mr. Andrews resigned as our sole officer and director and Mr. Ross became our sole officer and director.

     On June 17, 2001, we acquired a one-year option for a lease on 4,560 acres in Island Township, Blaine County, Montana from Geominerals Corp. for $1,400. Geominerals Corp. is controlled by George Andrews, our former president and director. If we exercise the option, we will pay $2.50 per acre for a total purchase price of $10,000 (after credit of the amount paid for the option). However, we currently do not intend to exercise this option.

     In anticipation of Mr. Charles Ross' acquisition of shares from CMS, he advanced to us $10,500 for working capital on February 28, 2001. The advance carried no interest rate and was payable on demand. We repaid the advance in April 2001 from the proceeds of our private placement in April 2001. Mr. Ross also paid travel and administrative expenses totaling $6,115 on our behalf prior to March 31, 2001, and $18,403 during the fiscal year ended March 31, 2002. Mr. Ross received reimbursements and advances from us totaling $32,783 during the fiscal year ended March 31, 2002. The net advance of $8,265 is included in our financial statements as expenses advanced to an officer at March 31, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are furnished as part of this report:

Exhibit No.    Description
-----------    -----------

    3.1        Articles of Incorporation (incorporated by reference to Exhibit
               2.1 of the Registration Statement on Form 10-SB filed with the Commission on September 13, 1999).
    3.2 First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).
    3.3        Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 of the Form 8-K filed August 16, 2001).
    10.1 Agreement for the Purchase of Common Stock dated as of February 27, 2001, and effective as of March 3, 2001, by and between Corporate Management Services, Inc., Bail Corporation and Charles
               A. Ross, Sr. (incorporated by reference to Exhibit 7.1 of the Form 8-K filed March 9, 2001).
    10.2 Mutual Release dated as of April 30, 2001, between Bail Corporation and Corporate Management Services, Inc. (incorporated by reference to Exhibit 10.2 of the 10-KSB for the period ended March 31, 2001).
    10.3 Agreement dated June 22, 2001, between Bail Corporation, TCC Royalty Corp. and Austin Exploration L.L.C. regarding Shiloh Project / Cherokee Basin Coal Bed Methane (incorporated by reference to Exhibit 10.2 of the 10-KSB for the period ended March 31, 2001).
    10.4       Form of Oil and Gas Lease (incorporated by reference to Exhibit
               10.4 to Vista Exploration Corporation's Registration Statement on Form SB-2 filed with the Commission on March 8, 2002 (file No. 333-65798)).
    10.5 Employment Agreement dated as of April 1, 2002, between Vista Exploration Corporation and Charles A. Ross, Sr. (incorporated by reference to Exhibit 10.4 to Vista Exploration Corporation's Registration Statement on Form SB-2 filed with the Commission on April 23, 2002 (file No. 333-65798)).
    10.6 First Amendment to Employment Agreement between Vista Exploration Corporation and Charles A. Ross, Sr. dated as of June 1, 2002.*

---------
* Filed herewith.

(b)  Reports on Form 8-K.

     None.

                         VISTA EXPLORATION CORPORATION
                         (A Development Stage Company)
                         Index to Financial Statements

                                                                            Page
                                                                            ----


Report of Independent Auditors.............................................. F-2

Balance Sheet at March 31, 2002............................................. F-3

Statements of Operations for the year ended March 31, 2002,
     the eleven months ended March 31, 2001and from
     April 9, 1998 (inception) through March 31, 2002....................... F-4

Statement of Changes in Shareholders' Deficit for the period from
     April 9, 1998 (inception) through March 31, 2002....................... F-5

Statements of Cash Flows for the year ended March 31, 2002,
     the eleven months ended March 31, 2001 and from
     April 9, 1998 (inception) through March 31, 2002....................... F-6

Notes to Financial Statements............................................... F-7

                         Report of Independent Auditors



To the Board of Directors and Shareholders
Vista Exploration Corporation (formerly Bail Corporation)

We have audited the balance sheet of Vista Exploration Corporation (formerly Bail Corporation) (a development stage company) as of March 31, 2002 and the related statements of operations, changes in shareholders' deficit and cash flows for the year ended March 31, 2002, the eleven months ended March 31, 2001 and for the period from April 9, 1998 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Exploration Corporation as of March 31, 2002, and the related statements of operations and cash flows for the year ended March 31, 2002, the eleven months ended March 31, 2001 and for the period from April 9, 1998 (inception) through March 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a net capital deficit at March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
June 30, 2002

                         VISTA EXPLORATION CORPORATION
                         (A Development Stage Company)
                                 Balance Sheet

                                     Assets

Current assets:
    Cash .........................................................    $   5,012
    Due from related party (Note 2) ..............................        8,265
Other assets:
    Oil and gas properties, at cost ..............................       40,832
                                                                      ---------

                                                                      $  54,109
                                                                      =========

                     Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities .....................    $  83,183
                                                                      ---------
                  Total liabilities ..............................       83,183
                                                                      ---------


Shareholders' deficit (Note 4):
    Preferred stock, no par value; authorized 5,000,000 shares,
       issued and outstanding -0- shares .........................         --
    Common stock, no par value; authorized 20,000,000 shares,
       issued and outstanding 6,090,000 shares ...................      220,216
    Additional paid-in capital ...................................        3,600
    Deficit accumulated during development stage .................     (252,890)
                                                                      ---------

                  Total shareholders' deficit ....................      (29,074)
                                                                      ---------

                                                                      $  54,109
                                                                      =========


                 See accompanying notes to financial statements



                              VISTA EXPLORATION CORPORATION
                              (A Development Stage Company)
                                Statements of Operations

                                                                Eleven      April 9, 1998
                                                                Months       (Inception)
                                               Year Ended       Ended          Through
                                                March 31,      March 31,      March 31,
                                                  2002           2001           2002
                                               -----------    -----------    -----------
Costs and expenses:
    Legal fees .............................   $   116,455    $     1,492    $   120,350
    Accounting fees ........................        10,650          2,750         16,401
    Travel .................................        26,305          5,339         31,644
    Rent, related party (Note 2) ...........          --            1,100          3,600
    Organization costs .....................          --             --              500
    Other general and administrative .......        55,763            920         56,762
    Project evaluation costs ...............        28,902           --           28,902
                                               -----------    -----------    -----------

                    Total costs and expenses      (238,075)       (11,601)      (258,159)
                                               -----------    -----------    -----------

Other revenue and expense:
    Interest income ........................          --                8            114
                                               -----------    -----------    -----------

       Loss before income taxes and
          extraordinary gain ...............      (238,075)       (11,593)      (258,045)

Income tax provision (Note 3) ..............          --             --             --
                                               -----------    -----------    -----------

Extraordinary gain on extinguishment of debt
    net of income taxes of $-0- (Note 1) ...          --            5,155          5,155
                                               -----------    -----------    -----------

                    Net loss ...............   $  (238,075)   $    (6,438)   $  (252,890)
                                               ===========    ===========    ===========

Basic and diluted loss per share:
    Before extraordinary item ..............   $     (0.04)   $     (0.01)
                                               ===========    ===========
    Gain on extinguishment of debt .........   $      --      $      --
                                               ===========    ===========
    Net loss ...............................   $     (0.04)   $      --
                                               ===========    ===========

Weighted average common shares outstanding .     5,375,233      1,230,000
                                               ===========    ===========



                     See accompanying notes to financial statements


                                                   VISTA EXPLORATION CORPORATION
                                                   (A Development Stage Company)
                                           Statement of Changes in Shareholders' Deficit

                                                                                                              Deficit
                                                                                                            Accumulated
                                                  Preferred Stock          Common Stock         Additional     During
                                               ---------------------   ---------------------     Paid-in    Development
                                                Shares      Amount      Shares      Amount       Capital       Stage        Total
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at inception,
    April 9, 1998 ..........................        --     $    --          --     $    --      $    --      $    --      $    --

April 1998, common stock issued in
    exchange for services and organizational
    costs (Note 2) .........................        --          --     1,000,000         500         --           --            500
Contributed rent (Note 2) ..................        --          --          --          --            100         --            100
       Net loss ............................        --          --          --          --           --           (688)        (688)
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
    April 30, 1998 .........................        --          --     1,000,000         500          100         (688)         (88)

May 1998, sale of common stock net of
    offering costs of $127 (Note 2) ........        --          --       230,000       2,173         --           --          2,173
Contributed rent (Note 2) ..................        --          --          --          --          1,200         --          1,200
       Net loss ............................        --          --          --          --           --         (2,420)      (2,420)
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
    April 30, 1999 .........................        --          --     1,230,000       2,673        1,300       (3,108)         865

Contributed rent (Note 2) ..................        --          --          --          --          1,200         --          1,200
       Net loss ............................        --          --          --          --           --         (5,269)      (5,269)
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
    April 30, 2000 .........................        --          --     1,230,000       2,673        2,500       (8,377)      (3,204)

Contributed rent (Note 2) ..................        --          --          --          --          1,100         --          1,100
       Net loss for the eleven months
         ended March 31, 2001 ..............        --          --          --          --           --         (6,438)      (6,438)
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
    March 31, 2001 .........................        --          --     1,230,000       2,673        3,600      (14,815)      (8,542)

April 2001, sale of common stock,
    $.01 per share (Note 4) ................        --          --     3,300,000      33,000         --           --         33,000
June 2001, sale of common stock,
    $.10 per share (Note 4) ................        --          --       750,000      75,000         --           --         75,000
June 2001, sale of common stock,
    $.25 per share (Note 4) ................        --          --       360,000      90,000         --           --         90,000
December 2001, sale of common stock,
    $.10 per share (Note 4) ................        --          --       250,000      25,000         --           --         25,000
January 2002, sale of common stock,
    $.15 per share (Note 4) ................        --          --       200,000      30,000         --           --         30,000
Offering costs incurred (Note 4) ...........        --                      --          --        (35,457)        --        (35,457)
       Net loss ............................        --          --          --          --           --       (238,075)    (238,075)
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
    March 31, 2002 .........................        --     $    --     6,090,000   $ 220,216    $   3,600    $(252,890)   $ (29,074)
                                               =========   =========   =========   =========    =========    =========    =========


                                          See accompanying notes to financial statements



                                              VISTA EXPLORATION CORPORATION
                                              (A Development Stage Company)
                                                Statements of Cash Flows

                                                                                                 Eleven    April 9, 1998
                                                                                                 Months     (Inception)
                                                                                  Year Ended     Ended        Through
                                                                                   March 31,    March 31,    March 31,
                                                                                     2002         2001         2002
                                                                                   ---------    ---------    ---------
Cash flows from operating activities:
    Net loss ...................................................................   $(238,075)   $  (6,438)   $(252,890)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Common stock issued for services (Note 2) .............................        --           --            500
         Contributed rent (Note 2) .............................................        --          1,100        3,600
         Changes in operating assets and liabilities:
              Accounts payable and accrued liabilities .........................      75,068        4,644       83,183
              Interest income receivable .......................................        --            106         --
                                                                                   ---------    ---------    ---------
                   Net cash used in
                       operating activities ....................................    (163,007)        (588)    (165,607)
                                                                                   ---------    ---------    ---------

Cash flows from investing activities:
    Investment in oil and gas properties .......................................     (40,832)        --        (40,832)
    Advance to related party (Note 2) ..........................................      (8,265)        --         (8,265)
                                                                                   ---------    ---------    ---------
                   Net cash used in
                       investing activities ....................................     (49,097)        --        (49,097)
                                                                                   ---------    ---------    ---------

Cash flows from financing activities:
    Advances from officer (Note 2) .............................................     (10,500)      10,500         --
    Sale of common stock (Note 4) ..............................................     253,000         --        255,300
    Offering costs incurred ....................................................     (25,457)     (10,000)     (35,584)
                                                                                   ---------    ---------    ---------
                   Net cash provided by
                       financing activities ....................................     217,043          500      219,716
                                                                                   ---------    ---------    ---------

                       Net change in cash ......................................       4,939          (88)       5,012

    Cash, beginning of period ..................................................          73          161         --
                                                                                   ---------    ---------    ---------

    Cash, end of period ........................................................   $   5,012    $      73    $   5,012
                                                                                   =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ............................................................   $    --      $    --      $    --
                                                                                   =========    =========    =========
       Interest ................................................................   $    --      $    --      $    --
                                                                                   =========    =========    =========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
         of debt (Note 1) ......................................................   $    --      $   5,155    $   5,155
                                                                                   =========    =========    =========



                                     See accompanying notes to financial statements

                                                          F-6

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Vista Exploration Corporation (the "Company") (formerly Bail Corporation) was incorporated under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. The Company was originally formed as a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. Effective March 3, 2001, approximately 73 percent (900,000 shares) of the Company's issued and outstanding common stock was sold, resulting in a change in control of the Company. The Company's new business plan is to engage in the oil and gas business by acquiring oil and gas properties and developing those properties and/or purchasing producing properties principally located in the mid-western and western United States.

The Company has completed its leasing activities in southeast Kansas and will have to obtain additional financing before it can implement the next phase of its current plan of operation, which will involve identifying the most promising and cost-effective drill sites on the Company's leased acres, drilling and testing wells to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that the Company finds, and delivering them to market. The Company anticipates that it will need approximately $850,000 to achieve its initial goal of drilling, testing and completing ten coalbed methane gas producing wells.

Following the change in control, the Company sold 4,860,000 shares of its no par value common stock through three private offerings for net proceeds of $217,543 after deducting offering costs of $35,457 (see Note 5). The Company intends to use the net proceeds from those offerings for administrative and professional fees required to transition the business and to acquire oil and gas properties and develop a drilling program. The Company will require additional funds to commence drilling operations and there are no commitments in place for any additional funds.

During August 2001, the Company changed its name from Bail Corporation to Vista Exploration Corporation.

During the period from April 9, 1998 (inception) through February 28, 2001, Corporate Management Services, Inc. ("CMS"), an affiliate and previous majority shareholder, paid professional fees and administrative expenses on behalf of the Company totaling $5,155, which was unpaid as of February 28, 2001. As part of the stock purchase agreement that resulted in the change in control, CMS released the Company from its obligation to repay the $5,155. The $5,155 is included in the accompanying statements of operations as extraordinary gain on extinguishment of debt.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage. It has incurred losses since inception and has a net capital deficit at March 31, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company raised gross proceeds of $253,000, through private stock offerings during FY 2002 (see Note 5), to fund its operations. However, the Company believes it will need additional capital to develop the property leases discussed above. There is no assurance that the Company will obtain the additional capital or that it will attain profitability.

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


On April 18, 2001, the Company changed its year-end from April 30 to March 31. The accompanying statements of operations, changes in shareholders' deficit and cash flows reflect the eleven-month transition period ended March 31, 2001.

Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2002.

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

Oil and gas properties

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

Abandonment's of properties are accounted for as adjustments of capitalized costs with no loss recognized.

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


As of March 31, 2002, the Company had executed 115 separate leases totaling approximately 15,388 acres, of which approximately 13,902 acres are located in Coffey County and approximately 1,486 acres are in Lyon County, which adjoins Coffey County.

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

Stock based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2) Related Party Transactions

During the year ended March 31, 2002, an officer paid travel and administrative expenses totaling $18,403 on behalf of the Company. The company owed the officer $6,115 at March 31, 2001. The Company repaid the $24,518 and advanced the officer an additional $8,265. The advance is expected to be offset against future travel expenses. The $8,265 is included in the accompanying financial statements as due from related party.

The Company incurred an expense of $100 per month through March 31, 2001 for office space contributed by Corporate Management Services, Inc. ("CMS"), an affiliate of the Company. The Company reported rent expense of $-0-, $1,100, and $3,600, respectively, for the year ended March 31, 2002, the eleven months ended March 31, 2001, and the period from April 9, 1998 (inception) through March 31, 2002. The rent expense has been offset by charges to additional paid-in capital. From July 2001 to November 2001, the Company leased office space in Burlington, Kansas at $350 per month.

On February 28, 2001, an officer advanced the Company $10,500 for working capital. The advance carries no interest rate and was payable on demand. The Company repaid the advance during the year ended March 31, 2002.

The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company during the eleven months ended March 31, 2001.

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


On April 11, 1998, the Company issued an affiliate 1,000,000 shares of common stock in exchange for services related to management and organization costs of $500. The affiliate provided administrative and marketing services as needed. The affiliate, from time to time, advanced the Company any additional funds that the Company needed for operating capital and for costs in connection with searching for or completing an acquisition or merger.

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

(3) Income Taxes

Following are reconciliations of U.S. statutory federal income tax rate to the effective rate:

                                                                       Eleven
                                                       Year Ended   Months ended
                                                        March 31,     March 31,
                                                          2002          2001
                                                         ------        ------

U.S. statutory federal rate .......................       31.62%        15.00%
State income tax rate, net of federal benefit .....        3.17%         4.04%
Net operating loss (NOL) for which no tax
    benefit is currently available ................      -34.79%       -19.04%
                                                         ------        ------

                                                           0.00%         0.00%
                                                         ======        ======

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended March 31, 2002, the eleven months ended March 31, 2001, and for the period from April 9, 1998 (inception) through March 31, 2001 were $82,823, $1,226, and $85,306, respectively. Net operating loss carryforwards at March 31, 2002 will expire through 2022.

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

(4) Shareholders' Deficit

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.

During January 2002, the Company sold 200,000 shares of its no par value common stock for $.15 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company received net proceeds of $28,408 after deducting offering costs totaling $1,592.

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


During December 2001, the Company sold 250,000 shares of its no par value common stock for $.10 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Act. The Company received net proceeds of $21,592 after deducting offering costs totaling $3,303.

During June of 2001, the Company conducted a private placement offering of 1,000,000 shares of its no par value common stock for $.25 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Act. The Company closed the offering after selling 360,000 shares. The Company received net proceeds of $79,812 after deducting offering costs totaling $10,188.

During June of 2001, the Company conducted a private placement offering of 800,000 shares of its no par value common stock for $.10 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Act. The Company closed the offering after selling 750,000 shares. The Company received net proceeds of $64,813 after deducting offering costs totaling $10,187.

During April 2001, the Company conducted a private placement offering of 5,000,000 shares of its no par value common stock for $.01 per share pursuant to an exemption from registration claimed under Rule 506 of Regulation D of the Act. The Company closed the offering after selling 3,300,000 shares. The Company received net proceeds of $22,813 after deducting offering costs totaling $10,187.

(5) Subsequent Event-Employment Agreement with Stock Option Grant

Pursuant to the terms of an employment agreement dated April 1, 2002, the Company committed to pay a base salary of $30,000 per year to its president. Payment of the salary may be deferred for a period of six months, depending on the financial status of the Company. In addition, the president of the Company was granted an option to purchase 500,000 shares of the Company's common stock at $.10 per share. The option expires on March 31, 2007.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VISTA EXPLORATION CORPORATION


Date: July 1, 2002                By: /s/ Charles A. Ross, Sr.
                                  ----------------------------
                                  Charles A. Ross, Sr., chief executive officer
                                  and principal financial and accounting officer


Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                     Title                           Date
      ---------                     -----                           ----



/s/ Charles A. Ross, Sr.           Director                      July 1, 2002
------------------------
Charles A. Ross, Sr.