Form 10QSB
period 2002-06-30
VISTA EXPLORATION CORP
filed 2002-08-09
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                      N.A.
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 6,090,000 shares of its common stock issued and outstanding as of August 9, 2002, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheet - June 30, 2002 (Unaudited).................  4

         Condensed statement of operations (Unaudited) -
         three months ended June 30, 2001 and 2000 and
         April 9, 1998 (inception) through June 30, 2002.....................  5

         Condensed statements of cash flows (Unaudited) -
         three months ended June 30, 2001 and 2000 and
         April 9, 1998 (inception) through June 30, 2002.....................  6

         Notes to condensed financial statements (Unaudited).................  7

Item 2.  Plan of Operation...................................................  9

PART II--OTHER INFORMATION................................................... 16

Item 1.  Legal Proceedings................................................... 16
Item 2.  Changes in Securities and Use of Proceeds........................... 16
Item 3.  Defaults Upon Senior Securities..................................... 16
Item 4.  Submission of Matters to a Vote of Security Holders................. 16
Item 5.  Other Information................................................... 17
Item 6.  Exhibits and Reports on Form 8-K.................................... 17

         Signatures.......................................................... 17

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

These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     o risks and uncertainties, including the risk factors in this prospectus,
     o    general economic and business conditions,
     o    the business opportunities that may be presented to and pursued by us,
     o changes in laws or regulations and other factors, many of which are beyond our control, and
     o    ability to obtain financing on favorable conditions.

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

Item 1. Financial Statements

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                            Balance Sheet (Unaudited)

                                  June 30, 2002

ASSETS
Current assets:
      Cash ........................................................   $     126
                                                                      ---------
                                               Total current assets         126

Oil and gas properties, at cost ...................................      40,832
                                                                      ---------

                                                                      $  40,958
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accrued liabilities .........................................   $ 130,246
                                                                      ---------
                                          Total current liabilities     130,246
                                                                      ---------

Shareholders' equity:
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 20,000,000 shares
         authorized, 6,090,000 shares issued and outstanding ......     220,216
      Additional paid-in capital ..................................       3,600
      Deficit accumulated during the development stage ............    (313,104)
                                                                      ---------
                                        Total shareholders' equity      (89,288)
                                                                      ---------


                                                                      $  40,958
                                                                      =========






                 See accompanying notes to financial statements



                                  VISTA EXPLORATION CORPORATION
                                  (A Development Stage Company)

                              Statements of Operations (Unaudited)

                                                                                   April 9, 1998
                                                          Three Months Ended        (Inception)
                                                               June 30,               Through
                                                      --------------------------      June 30,
                                                         2002            2001           2002
                                                      -----------    -----------    -----------
Costs and expenses:
    Legal fees ....................................   $    41,555    $    25,374    $   161,905
    Accounting fees ...............................         7,065          3,000         23,466
    Travel ........................................         2,612          6,087         34,256
    General and administrative ....................         1,482          2,565         18,244
    Compensation ..................................         7,500           --           47,500
    Project evaluation costs ......................          --           27,603         28,902
    Rent, related party ...........................          --             --            3,600
    Organizational costs ..........................          --             --              500
                                                      -----------    -----------    -----------
                                     Operating loss       (60,214)       (64,629)      (318,373)

Interest income ...................................          --             --              114
                                                      -----------    -----------    -----------
    Loss before income taxes and extraordinary item       (60,214)       (64,629)      (318,259)

Provision for income taxes ........................          --             --             --
                                                      -----------    -----------    -----------
                     Loss before extraordinary item       (60,214)       (64,629)      (318,259)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $-0- ...................          --             --            5,155
                                                      -----------    -----------    -----------

                                          Net loss    $   (60,214)   $   (64,629)   $  (313,104)
                                                      ===========    ===========    ===========

Basic and diluted loss per common share:
    Before extraordinary item .....................   $     (0.01)   $     (0.02)
                                                      ===========    ===========
    Gain on extinguishment of debt ................   $      --      $      --
                                                      ===========    ===========
    Net loss ......................................   $     (0.01)   $     (0.02)
                                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................     6,090,000      3,848,352
                                                      ===========    ===========




                         See accompanying notes to financial statements



                               VISTA EXPLORATION CORPORATION
                               (A Development Stage Company)

                           Statements of Cash Flows (Unaudited)

                                                                              April 9, 1998
                                                        Three Months Ended     (Inception)
                                                             June 30,            Through
                                                      ----------------------     June 30,
                                                         2002         2001         2002
                                                      ---------    ---------    ---------
Cash flows from operating activities:
    Net loss ......................................   $ (60,214)   $ (64,629)   $(313,104)
    Transactions not requiring cash:
       Common stock issued for services ...........        --           --            500
       Contributed rent ...........................        --           --          3,600
       Changes in operating assets and liabilities:
           Receivables and advances ...............       8,265       (8,127)        --
           Accounts payable and accrued liabilities      47,063       25,898      130,246
                                                      ---------    ---------    ---------
              Net cash used in operating activities      (4,886)     (46,858)    (178,758)
                                                      ---------    ---------    ---------

Cash flows from investing activities:
    Investment in oil and gas properties ..........        --           --        (40,832)
                                                      ---------    ---------    ---------
          Net cash used in investing activities ...        --           --        (40,832)
                                                      ---------    ---------    ---------

Cash flows from financing activities:
    Advances from officer .........................        --        (10,500)        --
    Sale of common  stock .........................        --        198,000      250,405
    Offering costs incurred .......................        --        (20,561)     (30,689)
                                                      ---------    ---------    ---------
          Net cash provided by financing activities        --        166,939      219,716
                                                      ---------    ---------    ---------

Net change in cash ................................      (4,886)     120,081          126
Cash, beginning of period .........................       5,012           73         --
                                                      ---------    ---------    ---------
                                Cash, end of period   $     126    $ 120,154    $     126
                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ...................................   $    --      $    --      $    --
                                                      =========    =========    =========
       Income taxes ...............................   $    --      $    --      $    --
                                                      =========    =========    =========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
           of debt ................................   $    --      $    --      $   5,155
                                                      =========    =========    =========




                      See accompanying notes to financial statements

                                             6

                          VISTA EXPLORATION CORPORATION
                           A Development Stage Company
                           ---------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2002


Note A: Basis of Presentation
-----------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended March 31, 2002, as filed in its annual report on Form 10K-SB filed July 1, 2002, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose was to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. On or about March 3, 2001, a transfer of ownership of common stock was completed in order to change from an inactive company to an oil and gas company.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended March 31, 2002 and should be read in conjunction with the notes thereto.

On April 18, 2001, the Company changed its year-end from April 30 to March 31.

The accompanying statements of operations and cash flows reflect the three-month period ended June 30, 2002. The comparative figures for the three-month period ended June 30, 2001 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company prior to March 31, 2001, $33,325 during the year ended March 31, 2002, and $3,265 during the three months ended June 30, 2002. He received reimbursements and advances from the Company totaling $42,705 and received compensation totaling $40,000 through March 31, 2002. During the three months ended June 30, 2002 compensation to the officer of $7,500 was accrued and remains unpaid at June 30, 2002.

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

     Phase 1 - Our Area of Interest

     In June 2001 we retained consultants TCC Royalty Corp. and Austin Exploration, L.L.C. to identify areas in southeast Kansas suitable for coal bed methane exploration and development, to provide us with customary geological and land maps, and to assist us with leasing mineral rights. We paid our consultants an initial fee of $25,000 and we are obligated to pay them a 3% royalty fee on all oil and gas produced from property leased or purchased by us, or oil and gas purchased by us from properties, within the prospective area identified by the consultants. Additional standard geological services, such as drill logging services, well location recommendations and drill log interpretations, are available to us from TCC Royalty Corp. at the rate of $500 per day.

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

We can not assure you that we will be able to obtain additional capital to retain our leased mineral properties.

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

     In addition to our leasing activities in Kansas, in June 2001 we acquired a one-year option for a lease on 4,560 acres in Island Township, Blaine County, Montana from Geominerals Corp. for $1,400. Geominerals Corp. is controlled by George Andrews, our former president and director. We did not exercise the option.

     Phase 2 - Our Anticipated Drilling Activities

     Phase two of our current plan of operation will involve identifying the most promising and cost-effective drill sites on our leased acres, drilling and testing wells to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. Although we believe that we have leased enough land to move forward with phase two of our plan, we will have to obtain additional financing before we can implement this next phase. We anticipate that we will need approximately $775,000 to achieve our initial goal of drilling, testing and completing ten coalbed methane gas producing wells.

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

     During the three months ended June 30, 2002, we spent approximately $60,000 pursuing financing and maintaining the company's status, including $49,000 in legal and accounting fees and $7,500 in officer compensation, substantially all of which remains unpaid. At June 30, 2002, we had cash of $126, a decrease of $4,886 from March 31, 2002, and current liabilities of $130,246.

     Due to our lack of funds, we have not yet developed a formal budget for the current fiscal year. If we are unable to meet a required payment for our mineral leases or well completion, we could suffer a substantial loss of a business opportunity.

     Our Capital Requirements

     We will need to raise additional funds to finance our planned operations during the next 12 months, including making our mineral lease payments as they come due and implementing phase two of our plan of operation. From August 2002 to October 2002, we will need approximately $154,000 to make our one-year anniversary payments on our leased properties in southeast Kansas. If we fail to make these payments, we likely will lose our rights to some or all of the property currently under lease, which could make further development impossible. In addition, we anticipate that we will need a minimum of $200,000 to begin drilling operations ($50,000 for drilling expenses and $150,000 for operating expenses and outstanding accounts payable) and a total of $775,000 to complete phase two of our plan, which entails drilling and completing ten coalbed methane gas wells. We intend to raise these funds through one or more equity or debt offerings, either private or public, commencing in the second fiscal quarter of 2002.

     We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot assure you that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to maintain our mineral leases or to implement our planned drilling and exploration activities. Under these circumstances, we could be forced to cease our operations and liquidate our assets.

     Assuming that we are able to obtain a minimum of $354,000 in additional financing ($154,000 to retain our mineral leases and $200,000 to commence drilling operations), we will begin drilling our first well. We will drill and test the well for gas and, if producible amounts of gas are found, complete the well. However, unless we receive an additional $60,000 in financing above the $200,000 minimum, we will not be able to install a gathering system and a pipeline tap, and therefore would not be able to generate any revenues from the well. Nonetheless, a proven gas reserve would increase the value of our leased mineral rights considerably and may increase our ability to receive additional financing to proceed with our phase two drilling activities. In the event that our first test well does not prove to hold producible reserves, we would have enough capital to drill and test a second well, but we would need approximately $15,000 in additional financing to complete it. If the second well did not prove to hold producible reserves, we would be forced to cease our drilling operations until such time as further financing became available, if ever. If no further financing became available, we would be forced to cap a producing well or plug a non-producing well, and cease our operations.

     Assuming that we are able to obtain $929,000 in additional financing ($154,000 to retain our mineral leases and $775,000 for drilling operations), we will be able to drill, test and complete up to ten producing coalbed methane wells and install the necessary infrastructure to transport our gas from the wellhead to a gatherer or pipeline. If each well proved to hold producible amounts of gas, we believe that we could generate revenues relatively quickly. Completed wells that are producing and connected to pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis. In the event that one or more drill sites proves unproducible, we will complete as many producible wells as possible with the funds available to us.

     In the event that we are able to obtain more than $354,000 but less than $929,000 in additional financing, we will drill, test, complete and distribute gas from as many well sites as possible with the amount of capital available to us.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no items submitted to a vote of security holders during the first quarter of the year ended June 30, 2002. We are in the process of soliciting proxies for the annual shareholders meeting to be held on August 16, 2002.

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

                                          VISTA EXPLORATION CORPORATION


Date: August 9, 2002                      By: /s/ Charles A. Ross, Sr.
                                          --------------------------------------
                                          Charles A. Ross, Sr.,
                                          President and Chief Accounting Officer