Form 10QSB
period 2002-09-30
VISTA EXPLORATION CORP
filed 2002-11-14
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                      N.A.
                                  -------------
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 1,690,000 shares of its common stock issued and outstanding as of November 13, 2002, the latest practicable date before the filing of this report.


                              VISTA EXPLORATION CORPORATION

                        INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                                     Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - September 30, 2002 (Unaudited).................................4

         Statements of Operations (Unaudited) - three months ended September 30,
         2001 and 2000..................................................................5

         Statements of Operations (Unaudited) - six months ended September 30,
         2001 and 2000 and April 9, 1998 (inception) through September 30, 2002.........6

         Statements of Cash Flows (Unaudited) - six months ended September 30,
         2001 and 2000 and April 9, 1998 (inception) through September 30, 2002.........7

         Notes to condensed financial statements (Unaudited)............................8

Item 2.  Plan of Operation.............................................................10
Item 3.  Controls and Procedures.......................................................11

PART II--OTHER INFORMATION.............................................................11

Item 1.  Legal Proceedings.............................................................11
Item 2.  Changes in Securities and Use of Proceeds.....................................11
Item 3.  Defaults Upon Senior Securities...............................................11
Item 4.  Submission of Matters to a Vote of Security Holders...........................11
Item 5.  Other Information.............................................................12
Item 6.  Exhibits and Reports on Form 8-K..............................................12

         Signatures....................................................................12
         Certifications................................................................12



                         PART I - FINANCIAL INFORMATION

Forward-Looking Statements

     This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Plan of Operation and elsewhere in this report.
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the following matters, are forward looking statements:

     o    our ability to acquire valuable oil and gas producing properties,
     o our ability to obtain sufficient financing to commence drilling operations,
     o    our ability to discover producible gas on our leased properties,
     o    capital costs of drilling and completing wells,
     o capital costs of building other related production or gathering facilities,
     o    the availability of contract operators and drillers, and
     o    the continued demand for natural gas.

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



Item 1. Financial Statements

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                            Balance Sheet (Unaudited)

                               September 30, 2002

ASSETS
Current assets:
      Cash ........................................................    $     41
                                                                       --------
                                               Total current assets          41

Oil and gas properties, at cost, net of impairment                          --
                                                                       --------

                                                                       $     41
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accrued liabilities .........................................    $153,268
      Loans from Shareholder                                             17,700
      Notes to former Shareholders                                      158,697
                                                                       --------
                                          Total current liabilities     329,665
                                                                       --------

Shareholders' equity:
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 50,000,000 shares
         authorized, 1,690,000 shares issued and outstanding ......      65,119
      Deficit accumulated during the development stage ............    (394,743)
                                                                        --------
                                        Total shareholders' equity     (329,624)
                                                                        --------


                                                                        $    41
                                                                        ========


                 See accompanying notes to financial statements


                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                      Statements of Operations (Unaudited)



                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2002           2001
                                                      -----------    -----------

Costs and expenses:
    Legal fees ....................................   $    29,464    $    22,894
    Accounting fees ...............................         2,175            550
    Travel ........................................         1,500          8,903
    General and administrative ....................           168          5,867
    Compensation ..................................         7,500         15,000
    Project evaluation costs ......................          --            1,299
    Rent, related party ...........................          --             --
    Organizational costs ..........................          --             --
    Impairment of oil and gas properties ..........        40,832           --
                                                      -----------    -----------
                                     Operating loss       (81,639)       (54,513)

Interest income ...................................          --             --
                                                      -----------    -----------
    Loss before income taxes and extraordinary item       (81,639)       (54,513)

Provision for income taxes ........................          --             --
                                                      -----------    -----------

                                          Net loss    $   (81,639)   $   (54,513)
                                                      ===========    ===========

Basic and diluted loss per common share: ..........   $     (0.01)   $     (0.01)
                                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................     5,364,725      5,640,000
                                                      ===========    ===========


                 See accompanying notes to financial statements


                                   VISTA EXPLORATION CORPORATION
                                   (A Development Stage Company)

                               Statements of Operations (Unaudited)

                                                                                  April 9, 1998
                                                           Six Months Ended        (Inception)
                                                             September 30,           Through
                                                      --------------------------   September 30,
                                                          2002           2001          2002
                                                      -----------    -----------    -----------

Costs and expenses:
    Legal fees ....................................   $    71,019    $    48,268    $   191,369
    Accounting fees ...............................         9,240          3,550         25,641
    Travel ........................................         4,112         14,990         35,756
    General and administrative ....................         1,650          8,431         18,412
    Compensation ..................................        15,000         15,000         55,000
    Project evaluation costs ......................          --           28,902         28,902
    Rent, related party ...........................          --             --            3,600
    Organizational costs ..........................          --             --              500
    Impairment of oil and gas properties ..........        40,832           --           40,832
                                                      -----------    -----------    -----------
                                     Operating loss      (141,853)      (119,141)      (400,012)

Interest income ...................................          --             --              114
                                                      -----------    -----------    -----------
    Loss before income taxes and extraordinary item      (141,853)      (119,141)      (399,898)

Provision for income taxes ........................          --             --             --
                                                      -----------    -----------    -----------
                     Loss before extraordinary item      (141,853)      (119,141)      (399,898)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $-0- ...................          --             --            5,155
                                                      -----------    -----------    -----------

                                          Net loss    $  (141,853)   $  (119,141)   $  (394,743)
                                                      ===========    ===========    ===========

Basic and diluted loss per common share:
    Before extraordinary item .....................   $     (0.02)   $     (0.03)
                                                      ===========    ===========
    Gain on extinguishment of debt ................   $      --      $      --
                                                      ===========    ===========
    Net loss ......................................   $     (0.02)   $     (0.03)
                                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding .....................     5,729,344      4,749,071
                                                      ===========    ===========


                          See accompanying notes to financial statements


                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                      Statements of Cash Flows (Unaudited)


                                                                              April 9, 1998
                                                       Six Months Ended        (Inception)
                                                         September 30,           Through
                                                      --------------------    September 30,
                                                        2002        2001          2002
                                                      --------    --------      --------
Cash flows from operating activities:
    Net loss ......................................  $(141,853)  $(119,141)    $(394,743)
    Transactions not requiring cash:
       Common stock issued for services ...........       --          --             500
       Contributed rent ...........................       --          --           3,600
       Impairment of oil and gas properties             40,832        --          40,832
       Changes in operating assets and liabilities:
           Receivables and advances ...............      8,265     (12,687)         --
           Accounts payable and accrued liabilities     87,785      18,978       170,968
                                                      --------    --------      --------
              Net cash used in operating activities     (4,971)   (112,850)     (178,843)
                                                      --------    --------      --------

Cash flows from investing activities:
    Investment in oil and gas properties...........       --       (42,508)      (40,832)
                                                      --------    --------      --------
          Net cash used in investing activities           --       (42,508)      (40,832)
                                                      --------    --------      --------

Cash flows from financing activities:
    Advances from officer..........................       --       (10,500)         --
    Sale of common  stock .........................       --       198,000       250,405
    Offering costs incurred .......................       --       (20,561)      (30,689)
                                                      --------    --------      --------
          Net cash provided by financing activities       --       166,939       219,716
                                                      --------    --------      --------

Net change in cash ................................     (4,971)     11,581            41
Cash, beginning of period .........................      5,012          73          --
                                                      --------    --------      --------
                                Cash, end of period   $     41    $ 11,654    $       41
                                                      ========    ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ...................................   $   --      $   --        $   --
                                                      ========    ========      ========
       Income taxes ...............................   $   --      $   --        $   --
                                                      ========    ========      ========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
           of debt ........... ....................   $   --      $   --        $  5,155
       Notes issued to acquire common stock            158,697        --         158,697
                                                      ========    ========      ========


                         See accompanying notes to financial statements

                                              7

                          VISTA EXPLORATION CORPORATION
                           A Development Stage Company
                           ---------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2002

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

On April 18, 2001, the Company changed its year-end from April 30 to March 31.

The accompanying statements of operations and cash flows reflect the six-month period ended September 30, 2002. The comparative figures for the six-month period ended September 30, 2001 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

A charge for impairment of value of the oil and gas properties has been recorded due to expiration or impending expiration of the initial lease terms and the present lack of funding necessary to extend the leases and develop the leased property.

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

The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company prior to March 31, 2001, $33,325 during the year ended March 31, 2002, and $4,765 during the six months ended September 30, 2002. He received reimbursements and advances from the Company totaling $42,705 and received compensation totaling $40,000 through March 31, 2002. During the six months ended September 30, 2002, he advanced $6,200 to the Company. Compensation to the officer of $15,000 was accrued and remains unpaid at September 30, 2002.

On September 16, 2002, we repurchased a total of 4,400,000 shares of our common stock from 10 shareholders who had purchased their shares in private placements conducted in April 2001, June 2001, December 2001 and January 2002. The prices paid for the shares by us equaled the prices paid by the shareholders when such shares were originally purchased from us. We paid for the shares by issuing promissory notes in an aggregate principal amount of $158,696.80. The purchases were made to facilitate our application for a trading symbol.

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

Item 2. Plan of Operation.

     We initially developed a three-phase plan of operation to acquire and develop coalbed methane gas producing properties in the United States, with our initial efforts focused on southeast Kansas. Phase one of our three-phase plan of operation consisted of identifying the most promising areas to drill for coalbed methane gas and acquiring mineral rights for as many properties within the identified area as practicable. Phase two involved drilling and testing wells on the leased acres to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. In phase three we planned to expand our drilling operations to maximize our production. In August 2001 we changed our name from "Bail Corporation" to "Vista Exploration Corporation" to reflect our new plan of operation.

     As of January 2002, we had successfully completed phase one of our plan and were waiting to implement phase two upon the receipt of adequate funding. We intended to raise the necessary funds through one or more equity or debt offerings commencing in early 2002. However, our capital raising efforts were significantly hindered by overall economic and market factors and by the fact that there is no market for our stock. To facilitate our application for a trading symbol, in September 2002 we repurchased a total of 4,400,000 shares of our common stock from 10 shareholders who had purchased their shares in private placements conducted in April 2001, June 2001, December 2001 and January 2002.

     In implementing phase one of our plan, our management and consultants identified the southwestern quarter of Coffey County, Kansas, as our targeted area. As of December 1, 2001, we had acquired 115 separate leases covering approximately 15,388 acres, of which approximately 13,902 acres were in Coffey County and approximately 1,486 acres were in an adjacent county. Regardless of whether or not we were producing oil and gas from a leased property or acres pooled therewith, on the one-year anniversary of each lease we were required to pay the lessor $10 per net mineral acre leased. Failure to make such payment resulted in the lease terminating 30 days thereafter. Pursuant to these lease payment terms, we were obligated to make one-year anniversary payments beginning in August 2002 and ending in October 2002. Because we did not have sufficient capital, we were unable to make any of the payments due and thus we have lost our rights to all of our leased acres.

     We believe that we will be able to secure adequate additional capital to resume operations, if and when a market for our stock commences. We have had preliminary discussions with several persons who have indicated an interest in financing our continued operations, once a market for our stock commences.

     We believe that if we are able to secure additional capital, we will be able to negotiate new leases with a majority of the lessors of our expired leases. We are also exploring other related business opportunities, but we will be unable to progress beyond mere discussions until such time as we have devised a clear plan for raising the capital needed to eliminate our indebtedness and commence our operations. If we are able to secure such capital, we will reconsider and revise, as appropriate, our three-phase plan of operation as more fully described in our annual report on Form 10-KSB for the year ended April 30, 2002. If we do not obtain additional financing, it is likely we will liquidate our assets.

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

     During the six months ended September 30, 2002, we spent approximately $101,000 maintaining the company's status, including $80,259 in legal and accounting fees and $15,000 in officer compensation, substantially all of which remains unpaid. We also issued promissory notes in an aggregate principal amount of $158,696.80 to repurchase a total of 4,400,000 shares of our common stock from 10 shareholders. At September 30, 2002, we had cash of $41 and current liabilities of $329,665.

     Employees

     We currently have no full time employees. Our president has agreed to devote as much time to our activities as is required to implement our plan of operation.

Item 3. Controls and Procedures

     Currently we have only one employee who is also our sole officer and director and therefore we have not adopted any internal controls or any disclosure controls and procedures.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On August 16, 2002, we held our annual shareholders meeting at which our shareholders voted to adopt an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 and to authorize our board of directors to issue up to 3,000,000 shares of stock to raise capital in private placements or to acquire assets, at prices and in block sizes to be determined by the board of directors in its discretion, in anticipation of listing requirements. Of the 6,090,000 shares of our common stock outstanding and entitled to vote at the annual meeting, the holders of 4,035,000 shares (66%) were present in person or represented by proxy at the meeting. All of our shareholders hold their shares in their own name. Votes were cast as follows:

                                                                         Votes
                Item                      Votes For   Votes Against    Abstained
                ----                      ---------   -------------    ---------

Amendment to Articles of Incorporation    3,670,000      365,000           0
to Increase Number of Authorized Shares

Authorize Board of Directors to Issue     4,035,000         0              0
up to 3,000,000 Shares

     There were no director elections because Mr. Charles Ross, our Class A director, has 2 years remaining on his term and the Class B and Class C director positions remain vacant.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are furnished as part of this report:

     None.

(b)  Reports on Form 8-K.

     We filed a current report on Form 8-K on August 26, 2002, to report under
Item 9 the actions taken by our shareholders at our annual shareholders meeting on August 16, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISTA EXPLORATION CORPORATION


Date: November 13, 2002                   By: /s/ Charles A. Ross, Sr.
                                          ----------------------------
                                          Charles A. Ross, Sr.,
                                          President and Chief Accounting Officer


                                 CERTIFICATIONS

     I, Charles A. Ross, Chief Executive Officer and Chief Accounting Officer of Vista Exploration Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles A. Ross, Sr.
-------------------------
Charles A. Ross, Sr.
Chief Executive Officer and Chief Accounting Officer
November 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Charles A. Ross, Sr., Chief Executive Officer and Chief Accounting Officer of Vista Exploration Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Charles A. Ross, Sr.
------------------------
Charles A. Ross, Sr.
Chief Executive Officer and Chief Accounting Officer
November 13, 2002