Form 10QSB
period 2002-12-31
VISTA EXPLORATION CORP
filed 2003-02-14
CIK 1094572

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-27321

                          Vista Exploration Corporation
                  --------------------------------------------
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

                                      N.A.
       ------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 1,690,000 shares of its common stock issued and outstanding as of February 13, 2003, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION ...............................................3

Item 1.  Financial Statements

         Balance Sheet - December 31, 2002 (Unaudited).......................4

         Statements of Operations (Unaudited) - three months
         ended December 31, 2001 and 2000....................................5

         Statements of Operations (Unaudited) - nine months
         ended December 31, 2001 and 2000 and April 9, 1998
         (inception) through December 31, 2002...............................6

         Statements of Cash Flows (Unaudited) - nine months
         ended December 31, 2001 and 2000 and April 9, 1998
         (inception) through December 31, 2002...............................7

         Notes to condensed financial statements (Unaudited).................8

Item 2.  Plan of Operation..................................................10
Item 3.  Controls and Procedures............................................11

PART II--OTHER INFORMATION..................................................11

Item 1.  Legal Proceedings..................................................11
Item 2.  Changes in Securities and Use of Proceeds..........................11
Item 3.  Defaults Upon Senior Securities....................................11
Item 4.  Submission of Matters to a Vote of Security Holders................11
Item 5.  Other Information..................................................12
Item 6.  Exhibits and Reports on Form 8-K...................................12

         Signatures.........................................................12
         Certifications.....................................................12

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

Item 1.  Financial Statements

                               VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                            Balance Sheet (Unaudited)

                                December 31, 2002

ASSETS
Current assets:
      Cash ........................................................    $  1,581
                                                                       --------
                                               Total current assets       1,581

Oil and gas properties, at cost, net of impairment.................        --
                                                                       --------

                                                                       $  1,581
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts Payable ............................................    $158,808
      Loans from Shareholder.......................................      15,700
      Notes Payable ...............................................     158,697
      Notes Payable, related parties...............................      10,000
                                                                       --------
                                          Total current liabilities     343,205
                                                                       --------

Shareholders' equity:
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 50,000,000 shares
         authorized, 1,690,000 shares issued and outstanding ......      65,119
      Stock Options Outstanding ...................................      80,000
      Deficit accumulated during the development stage ............    (486,743)
                                                                        --------
                                        Total shareholders' equity     (341,624)
                                                                        --------


                                                                        $ 1,581
                                                                        ========



                 See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION
                          (A Development Stage Company)

                      Statements of Operations (Unaudited)


                                                    Three Months Ended
                                                        December 31,
                                                   -----------------------
                                                      2002         2001
                                                   -----------  ----------

Costs and expenses:
    Legal fees ....................................$     9,349  $   17,462
    Accounting fees ...............................      1,000       1,550
    Travel ........................................       --         4,347
    General and administrative ....................      1,518       3,125
    Compensation...................................     80,000      10,000
                                                   -----------  ----------
                                     Operating loss    (91,867)    (36,484)

Interest expense...................................       (133)       --
                                                   -----------  ----------
    Loss before income taxes and extraordinary item    (92,000)    (36,484)

Provision for income taxes.........................       --          --
                                                   -----------  ----------

                                          Net loss $   (92,000) $  (36,484)
                                                   ===========  ==========

Basic and diluted loss per common share:...........$    (0.05)  $   (0.01)
                                                   ===========  ==========

Basic and diluted weighted average
    common shares outstanding .....................  1,690,000   5,716,087
                                                   ===========  ==========





                 See accompanying notes to financial statements

                                         VISTA EXPLORATION CORPORATION
                                         (A Development Stage Company)

                                     Statements of Operations (Unaudited)

                                                                           April 9, 1998
                                                     Nine Months Ended      (Inception)
                                                         December 31,         Through
                                                   -----------------------  December 31,
                                                        2002        2001       2002
                                                   -----------  ----------  ----------

Costs and expenses:
    Legal fees .................................... $   80,368  $   65,730   $ 200,718
    Accounting fees ...............................     10,240       5,100      26,641
    Travel ........................................      4,112      19,337      35,756
    General and administrative ....................      3,168      11,556      19,930
    Compensation...................................     95,000      25,000     135,000
    Project evaluation costs ......................       --        28,902      28,902
    Rent, related party ...........................       --          --         3,600
    Organizational costs ..........................       --          --           500
    Impairment of oil and gas properties...........     40,832        --        40,832
                                                   -----------  ----------  ----------
                                     Operating loss   (233,720)   (155,625)   (491,879)

Interest income ...................................       --          --           114
Interest expense...................................       (133)       --          (133)
                                                   -----------  ----------  ----------
    Loss before income taxes and extraordinary item   (233,853)   (155,625)   (491,898)

Provision for income taxes.........................       --          --          --
                                                   -----------  ----------  ----------
                     Loss before extraordinary item   (233,853)   (155,625)   (491,898)

Extraordinary gain on extinguishment of debt,
    net of income taxes of $-0- ...................       --          --         5,155
                                                   -----------  ----------  ----------

                                          Net loss $  (233,853) $ (155,625) $ (486,743)
                                                   ===========  ==========  ==========

Basic and diluted loss per common share:
    Before extraordinary item .....................$    (0.05)  $  (0.03)
                                                   ===========  ==========
    Gain on extinguishment of debt ................$      --    $    --
                                                   ===========  ==========
    Net loss ......................................$    (0.02)  $  (0.03)
                                                   ===========  ==========

Basic and diluted weighted average
    common shares outstanding .....................  4,378,000   5,072,582
                                                   ===========  ==========





                 See accompanying notes to financial statements

                                       6








                                  VISTA EXPLORATION CORPORATION
                                  (A Development Stage Company)

                               Statements of Cash Flows (Unaudited)

                                                                             April 9, 1998
                                                       Nine Months Ended      (Inception)
                                                         December 31,           Through
                                                      --------------------    December 31,
                                                        2002        2001          2002
                                                      --------    --------      --------
Cash flows from operating activities:
    Net loss ......................................  $(233,853)  $(155,625)    $(486,743)
    Transactions not requiring cash:
       Common stock issued for services ...........       --          --             500
       Contributed rent ...........................       --          --           3,600
       Impairment of oil and gas properties........     40,832        --          40,832
       Stock options granted ......................     80,000        --          80,000
       Changes in operating assets and liabilities:
           Receivables and advances ...............      8,265      (2,972)         --
           Accounts payable and accrued liabilities     91,325      18,867       174,508
                                                      --------    --------      --------
              Net cash used in operating activities    (13,431)   (139,730)     (187,303)
                                                      --------    --------      --------

Cash flows from investing activities:
    Investment in oil and gas properties...........       --       (49,832)      (40,832)
                                                      --------    --------      --------
          Net cash used in investing activities           --       (49,832)      (40,832)
                                                      --------    --------      --------

Cash flows from financing activities:
    Advances from officer..........................       --       (10,500)         --
    Proceeds of notes payable......................     10,000        --          10,000
    Sale of common  stock .........................       --       223,000       250,405
    Offering costs incurred .......................       --       (20,561)      (30,689)
                                                      --------    --------      --------
          Net cash provided by financing activities     10,000     191,939       229,716
                                                      --------    --------      --------

Net change in cash ................................     (3,431)      2,377         1,581
Cash, beginning of period .........................      5,012          73          --
                                                      --------    --------      --------
                                Cash, end of period   $  1,581    $  2,450    $    1,581
                                                      ========    ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest ...................................   $   --      $   --        $   --
                                                      ========    ========      ========
       Income taxes ...............................   $   --      $   --        $   --
                                                      ========    ========      ========
    Non-cash financing activities:
       Extraordinary gain on the extinguishment
           of debt ........... ....................   $   --      $   --        $  5,155
       Notes issued to acquire common stock........    158,697        --         158,697
                                                      ========    ========      ========




                         See accompanying notes to financial statements





                          VISTA EXPLORATION CORPORATION
                           A Development Stage Company
                           ---------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 2002

Note A:  Basis of Presentation
------------------------------

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

On April 18, 2001, the Company changed its year-end from April 30 to March 31.

The accompanying statements of operations and cash flows reflect the nine-month period ended December 31, 2002. The comparative figures for the nine-month period ended December 31, 2001 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

A charge for impairment of value of the oil and gas properties has been recorded due to the expiration or impending expiration of the initial lease terms and the present lack of funding necessary to extend and develop these properties.

Note C: Related Party Transactions
----------------------------------

On February 28, 2001, an officer advanced the Company $10,500 for working capital. The advance carried no interest rate and was payable on demand. The Company repaid the advance in April 2001. The officer also paid travel and administrative expenses totaling $6,115 on behalf of the Company prior to March 31, 2001, $33,325 during the year ended March 31, 2002, and $5,765 during the nine months ended December 31, 2002. He received reimbursements and advances from the Company totaling $45,705 and received compensation totaling $40,000 through March 31, 2002. During the nine months ended December 31, 2002, he advanced $3,200 to the Company and compensation to the officer of $15,000 was accrued and remains unpaid at December 31, 2002.

On September 16, 2002, the company repurchased a total of 4,400,000 shares of its common stock from 10 shareholders who had purchased their shares in private placements conducted in April 2001, June 2001, December 2001 and January 2002. The prices paid for the shares by the company equaled the prices paid by the shareholders when such shares were originally purchased from the company. The company paid for the shares by issuing promissory notes in an aggregate principal amount of $158,696.80. The repurchased shares were cancelled and are not included in issued or outstanding share totals at 12/31/02. The purchases were made to facilitate the company's application for a trading symbol.

The company granted five-year options to an officer and two outside entities, respectively, to purchase 500,000 and 1,500,000 shares of common stock at a price of $0.10 per share. The fair value of these options was estimated to be $80,000 in accordance with Statement of Financial Accounting Standards 123, utilizing the Black-Scholes pricing model. This value was based on a weighted average risk-free interest rate of 1.98%, expected option life of 5 years, expected volatility of 10.0% and no expected dividend yield.

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

Note E: Notes Payable
---------------------

Notes payable issued to ten shareholders to repurchase common stock total $158,696.80 at December 31, 2002. These notes were due November 14, 2002 unless payment was prohibited pursuant to the terms of Section 7-106-401 of the Colorado Business Corporation Act. The company may extend the payment date and may further restructure these notes in compliance with this act. If the notes remain unpaid at August 14, 2003, interest will begin to accrue at the lowest available Applicable Federal Rate. These notes are further guaranteed by an officer of the company.

Note E: Notes Payable - Related Parties
---------------------------------------

In November 2002, the Company borrowed $10,000 under unsecured demand notes payable accruing interest at the rate of 10% per annum. The holders of these notes payable also hold options to purchase 1,500,000 shares of common stock.

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

     We believe that we will be able to secure adequate additional capital to resume operations, if and when a market for our stock commences. We have had preliminary discussions with several persons who have indicated an interest in financing our continued operations, once a market for our stock commences. During our third quarter, we received permission to make a market in our securities and our common stock was issued "VXPL" as a trading symbol.

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

     During the nine months ended December 31, 2002, we spent approximately $193,000 maintaining the company's status, including $90,608 in legal and accounting fees and $15,000 in officer compensation, substantially all of which remains unpaid, and $80,000 of non-cash expense related to the option grant. We also issued promissory notes in an aggregate principal amount of $158,696.80 to repurchase a total of 4,400,000 shares of our common stock from 10 shareholders. At December 31, 2002, we had cash of $1,581 and current liabilities of $343,205.

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

         None.

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

                                          VISTA EXPLORATION CORPORATION


Date: February 14, 2003                   By: /s/ Charles A. Ross, Sr.
                                              -------------------------
                                          Charles A. Ross, Sr.,
                                          President and Chief Accounting Officer



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

/s/ Charles A. Ross, Sr.
-------------------------
Charles A. Ross, Sr.
Chief Executive Officer and Chief Accounting Officer
February 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Charles A. Ross, Sr., Chief Executive Officer and Chief Accounting Officer of Vista Exploration Corporation (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Charles A. Ross, Sr.
-------------------------
Charles A. Ross, Sr.
Chief Executive Officer and Chief Accounting Officer
February 14, 2003