Form 10KSB
period 2003-03-31
VISTA EXPLORATION CORP
filed 2003-07-17
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

          For the fiscal year ended March 31, 2003

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

N/A                                             N/A

Securities registered under Section 12(g) of the Exchange Act:

                            No par value common stock
                            -------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year ended March 31, 2003 were $0.

     The aggregate market value of the 790,000 shares of the issuer's outstanding common stock held by non-affiliates of the issuer was $79,000 as of June 28, 2003. The stock price for computation purposes was $0.10 per share which is the opening price that has been applied for in the issuer's NASD OTC Bulletin Board application. Presently there is no market for the issuer's securities.

     The issuer had 1,690,000 shares of its common stock issued and outstanding as of June 28, 2003, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                            Page
                                                                            ----
PART I.........................................................................4
         Item 1.  Description of Business......................................4
         Item 2.  Description of Property......................................9
         Item 3.  Legal Proceedings............................................9
         Item 4.  Submission of Matters to a Vote of Security Holders..........9
PART II.......................................................................10
         Item 5.  Market for Common Equity and Related Stockholder Matters....10
         Item 6.  Plan of Operation...........................................12
         Item 7.  Financial Statements........................................13
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................13
PART III......................................................................13
         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act................................................13
         Item 10. Executive Compensation......................................14
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management..................................................15
         Item 12. Certain Relationships and Related Transactions..............16
         Item 13. Exhibits and Reports on Form 8-K............................18
         Item 14. Controls and Procedures.....................................18
         Item 15. Principal Accountant Fees and Services......................19

                                     PART I

Forward-Looking Statements

     This report on Form 10-KSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in "Description of Our Business," "Plan of Operation" and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the following matters, are forward looking statements:

     o our ability to locate and negotiate a transaction with a private entity desiring to become a public company;
     o our ability to raise enough capital to continue operations pending a merger or acquisition transaction;
     o the ability of the successor management to file and have declared effective a registration statement, re-registering the resale of our common shares;
     o    the continued demand for shell corporations; and
     o    the expansion and growth of our operations.

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

Item 1.
Our history:

     We were incorporated in Colorado on April 9, 1998 as a "blank check" company for the purpose of evaluating, structuring, and completing a merger with or acquisition of a privately owned corporation. Our purpose was to provide a method for a foreign or domestic private company to become a reporting (or public) company whose securities would be qualified for trading in the United States secondary market. In furtherance of these goals, on September 13, 1999, our management voluntarily filed a Registration Statement on Form 10-KSB with the Securities and Exchange Commission and we became a reporting company. Our management also actively sought a suitable acquisition or merger candidate but did not find one.

     On or about March 3, 2001, we and our largest shareholder, Corporate Management Services, Inc. (or "CMS") entered into an Agreement for the Purchase of Common Stock whereby CMS sold a controlling interest in the Company to Charles A. Ross, Sr. for the purpose of changing us from an inactive company to an oil and gas company. Prior to entering into the Stock Purchase Agreement, Mr. Ross was not affiliated with us and did not own any of our common stock. In connection with the sale, our then sole officer and director, Mr. George Andrews, resigned and Mr. Ross became our president and sole director. We moved our principal place of business from Littleton, Colorado to Shawnee Mission, Kansas and we changed our fiscal year-end from April 30 to March 31 of each year. Subsequently, we changed our name from Bail Corporation to Vista Exploration, our current name and commenced operations toward investing in oil and gas properties. In the spring of 2001, we investigated acquiring 125,000 acres in the northeast region of Alabama but dropped the project when we were unable to get comfortable with the title to the properties we were looking at. Subsequently, we attempted to acquire drilling interests on approximately 3,500 acres in Unitah County, Utah but later determined that we did not have the financial resources to adequately determine the appropriate drilling locations and determined to pass on this opportunity as well. Subsequently, we became interested in a coalbed methane play in southeast Kansas. As of February 1, 2002, we had entered into 115 separate leases covering approximately 15,388 acres in Coffey and Lyon Counties, Kansas. All of the leases required annual payments of $10.00 per acre to maintain the lease. However, as a result of our very poor financial condition as discussed hereinafter, we were unable to make the annual lease payments during 2003 and our leases expired. At the present time, we no longer have any oil and gas properties under lease, active drilling sites or any other interests in oil and gas properties.

     Following Mr. Ross's acquiring control of the Company in the spring of 2001, we sold 4,680,000 common shares in three private offerings for net proceeds of $217,543 after deducting offering costs of approximately $35,457. During July 2001, the Company filed a Registration Statement to register for resale certain of the common shares sold to the original shareholders of Vista and a majority of the shares sold in the recent private placements. That registration statement was declared effective in April of 2002 immediately followed by an application by the Company for a trading symbol with the NASD which would allow us to commence trading on the Over The Counter Bulletin Board ("OTCBB"). As part of the process to obtain the trading symbol, the NASD objected to certain of the Company's shareholders who it was determined had prior regulatory problems with the NASD and SEC. As part of this procedure, it also was determined that several non-offensive shareholders were introduced to the Company by some of the shareholders who had regulatory issues. As a result of the objections imposed by the NASD, the Company determined to rescind the sales of most of the private placement shares sold during 2001 and entered into settlement agreements with a total of ten shareholders owning a total of 4,400,000 shares of the 4,860,000 sold in the private offerings. Our management was able to essentially repurchase the shares in exchange for the original purchase price of a total of $158,696.80 which was paid by the issuance of corporate promissory notes in that amount as the Company had no cash available to it. The notes were repayable on November 14, 2002 unless the payment would be prohibited pursuant to the terms of Section 7-106-401 of the Colorado Business Corporation Act that restricts a company's ability to pay for a stock redemption during any period of time when such a redemption would cause it to be insolvent. Under these circumstances the notes automatically extend without interest until August 14, 2003, after which date the notes have the same restrictions on repayment however, they commence accruing interest at the lowest available applicable federal rates. The notes are guaranteed by Mr. Ross, however, the guaranty cannot be enforced until such time as the notes may be repaid pursuant to Colorado law but have not been repaid. At the time of the issuance of the above referenced notes, the Company received back all 4,400,000 shares of its common stock being repurchased which shares were cancelled back into authorized but unissued capital of the Company. Immediately upon confirmation of the stock repurchase, the NASD approved the Company's request for a trading symbol and the Company received a trading symbol of "VXPL". However, trading has not yet commenced in the Company's common stock.

     As a result of our inability to fund oil and gas operations (partially due to our need to repurchase the shares) management determined to revise our plan of operations back to the original plan of seeking a merger with or acquisition of an operating business desiring to become a public company.

Plan of Operation

     At March 31, 2003, the Company has a working capital deficit of $349,166. The Company has insufficient capital with which to provide merger or acquisition candidates with substantial cash or other assets. However, Management believes the Company will offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Company's common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. Management also believes target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition that may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, the Officers and Directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

     The Company expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will concentrate its efforts.

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse effect on the price of the Company's Common Shares.

Plan of Acquisition

     The Company intends to follow a systematic approach to identify its most suitable acquisition candidates.

     First, management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or by virtue of the very limited advertising campaign the Company may conduct. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For instance, at this stage, management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Assuming management is able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, the Company may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following the Company's receipt of such information, management will conduct an in-depth analysis of five (5) major areas of concern with respect to the target company as follows:

     1. Managerial and Financial Stability. Management of the Company will review audited financial statements of the target company and will also research the background of each director and member of management of the target company in order to discern whether the stability of the Company is such that further negotiations are warranted.

     2. Industry Status. Management will research the potential of the target company's industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

     3. Production of Product. If the target company is a manufacturer, management will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

     4. Acceptance and Potential of Product. Management will review the acceptance of the target company's product in the marketplace. Management will also review whether or not the product is realistic (therefore, is there potential for the product to be workable and for it to fulfill its intended purpose).

     5. Development of Target Company. Management will review the target company's stage of development (examples: start-up stage, established company, etc.)

     The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by management. Because of the possible varieties of target companies which may come to the attention of management, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. Management may select a target company for further negotiations even though the target may not receive a favorable evaluation as to some of the five areas of concern.

     Management considers it unlikely that it will evaluate more than two or three firms on this basis in view of capital and managerial time constraints. Following the identification of at most one or two target companies which appear to be suitable merger or acquisition candidates, the Company expects to commission appraisals, professional studies of reserve and asset reports to be conducted by outside consultants. The Company has limited funds with which to engage consultants and, accordingly, management intends to conserve such funds pending management's evaluation.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stage of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition. Due to the very limited resources we may have to seek additional financing in order to continue operations.

Competition

     The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Regulation and Taxation

     The Company could be subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of entities. However, management intends to seek at most one or two mergers or acquisitions and management's plan of operation is based upon the Company obtaining a controlling interest in any merger or acquisition target company and, accordingly, the Company may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

     The Company could also be required to register under the Investment Company Act of 1940 in the event the Company comes within the definition of an Investment Company contained in that Act due to its assets consisting principally of shareholdings held in a number of subsidiaries. Management intends to seek at most one or two mergers or acquisitions, which transactions will not result in the Company holding an interest in any subsidiaries.

     Any securities which the Company acquires in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the Company elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(1) of the 1933 Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale if various restrictions pertaining to such a sale are complied with. Although management's plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, the Company would be required to comply with the provisions of the 1933 Act.

     In the event the Company were to successfully complete a merger or acquisition following the conclusion of this offering, the 1933 Act may require the "integration" of any exchange offer of the Company's Common Shares with the public offering of the Company's Common Shares hereunder. Integration of an exchange offer with this offering is not expected to cause the Company to exceed applicable dollar limitations under the 1933 Act.

     As a condition to any merger or acquisition, it is possible target company management may request registration of the Company's Common Shares to be received by target company shareholders. In such event, the Company could incur registration costs, and management intends to require the target company to bear most, if not all, of the cost of any such registration. Alternatively, the Company may issue "restricted securities" to any prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

         The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no items submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Principal Market or Markets

The company's stock was granted the symbol "VXPL" on December 31, 2002 to permit it to trade on the Over the Counter Bulletin Board ("OTCBB"). To date upon information there have been no trades in the Company's stock. A registration statement on Form SB-2 was declared effective in April of 2002 and subsequently a post-effective Amendment was declared effective in July of 2002. However, the information contained in the Registration Statement is currently out of date and no trading can occur in reliance on that Registration Statement until it is subsequently amended. At the present time, Public Securities, an NASD market maker, has posted a bid of $.05 and an ask price of $.15 for our securities. We plan on filing a post-effective Amendment to our Registration Statement as soon as practicable subsequent to engaging in a merger or acquisition transaction.

     (b) Recent Sales of Unregistered Securities During the most recent three years, the Registrant has sold securities which were not registered a follows:


Date                    Name                                    No. of Shares      Consideration
--------------------------------------------------------------------------------------------------------------

(1)  April 23, 2001      Jeffery P. Frazier                      1,000,000          $10,000
(2)  April 23, 2001      Terrie L. Pham                          1,000,000          $10,000
(3)  April 25, 2001      Gary J. Grieco                          1,000,000          $10,000
(4)  April 30, 2001      3 shareholders                          100,000 each/      $1,000 each/
                                                                 300,000 total      $3,000 total
(5)  June 7, 2001        Gary J. Grieco                          250,000            $25,000
(6)  June 7, 2001        Mallard Management Inc.                 250,000            $25,000
(7)  June 7, 2001        Harvey M. Burstein                      250,000            $25,000
(8)  June 28, 2001       The Hedge Fund, LLC                     360,000            $90,000
(9)  Dec. 1, 2001        U.S. Capital Growth Fund, L.L.C.        250,000            $25,000
                         (principal, Kevin Luetje)
(10) Jan. 14, 2002       Smania Francesco (Verona, Italy)        100,000            $15,000
(11) Jan. 14, 2002       Baciga Marino (Verona, Italy)           100,000            $15,000
(12) April 1, 2002;
     November 11, 2003   Option Grants                           2,000,000          $.10 exercise price

     The sales by the Registrant listed in lines (1) through (12) were made pursuant to Section 4(2) and Rule 506 of Regulation D adopted under the Securities Act of 1933. All of the purchasers listed in lines (1) through (12) are "accredited investors" as defined in Rule 501 of Regulation D and represented their status as such to the Registrant in writing.

     No underwriter or selling or placement agent was involved in any of the transactions described in lines (1) through (9) and (12) above. A finders fee of approximately $1,500 was paid to a non-U.S. finder with respect to the overseas sales listed in lines (10) and (11).

     All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Registrant and its management through pre-existing business or personal relationships, as long standing business associates, friends, employees, relatives or members of the immediate family or management or other shareholders. All purchasers were provided access to the material information that they requested and all information necessary to verify such information, and were afforded access to management of the Registrant in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Registrant.

     During the third quarter of 2003 the company repurchased all but 460,000 of the shares sold in these private placements.

     (c) Approximate Number of Holders of Common Stock. The number of holders of record of our common stock as of July 11, 2003, was approximately 65.

     (d) Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We did not declare or pay any dividends on our common stock during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (e) Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding our equity compensation plans as of the most recently completed fiscal year.


     Equity      # of Securities to be Issued   Weighted-Average Exercise        # of Securities Remaining
  Compensation   Upon Exercise of Outstanding      Price of Outstanding        Available for Future Issuance
     Plans:       Options, Warrants & Rights   Options, Warrants & Rights   Under Equity Compensation Plans (1)
     ------       --------------------------   --------------------------   -----------------------------------

Approved by                   0                          $0.00                              0
security holders

Not approved by            2,000,000                    $0.10/ share                        0 (2)
security holders



(1) Excluding securities issuable upon the exercise of outstanding options, warrants and rights.

(2)  There are no current plans to issue additional options.

     Pursuant to an employment agreement entered into with our president as of April 1, 2003, we granted him options to acquire 500,000 shares of our common stock at a purchase price of $0.10 per share for a period of five years. The options immediately vested on April 1, 2003. We have agreed to use our best efforts to register, on or before June 29, 2003, the shares of common stock issuable upon exercise of the options. If we terminate our president's employment with cause, or if he terminates the employment agreement by resigning, the options will expire six months after such termination. On November 11, 2002, we granted an additional 1,500,000 option to Owen Enterprises, LLC and Laredo Enterprises, LLC. These options vested immediately and will expire on November 10, 2007 if not exercised. They are exercisable for $.10 per share.

Item 6. Plan of Operation.

     Liquidity and Capital Resources

     Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended March 31, 2003, to state that our losses since inception and our net capital deficit at March 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. There is no guarantee that our business plans will be successful in addressing this issue.

     During the fiscal year ended March 31, 2003, we had no revenues and spent approximately $200,000 pursuing our business plan and becoming a publicly trading company, including $95,000 in compensation paid to our president, and $96,881 in legal and accounting fees. These fees were incurred in connection with preparing for filing the registration statement that was declared effective on April 23, 2003. At March 31, 2003, we had cash of $853, and current liabilities of $350,019.

     Due to our lack of funds, we have not yet developed a formal budget for the next fiscal year. Since we were unable to pay annual renewal fees for our leases we were required to take charges for impairment of oil and gas properties of $40,832.

     Our Capital Requirements

     We will need to raise additional funds to finance our planned operations during the next 12 months to locate and complete a merger with or acquisition of a business opportunity.

     We currently do not have any binding commitments for, or readily available sources of, additional financing. There is no guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to implement our plan to locate and complete a merger with or acquisition of a business opportunity. Furthermore, we could be forced to cease our operations and liquidate our assets.

     If we do not obtain additional financing through an equity or debt offering, we may attempt to acquire a private company with adequate cash to pay our accrued and current debt, however, this could result in greater dilution to our current shareholders.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Directors and Executive Officers. The names and ages of our current directors and executive officers are as follows:

     Name                   Age           Position                      Term
     ----                   ---           --------                      ----

Charles A. Ross, Sr.        63       Director and President        April 2001 to
                                                                   August 2004

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

     Based upon information provided to us by our directors, executive officers and persons holding more than 10% of our common stock, we believe that there were no late filings except the final statements of ownership for Gary Grieco, Mallard Management, and Harvey H. Burstein were not filed.

Item 10. Executive Compensation.

     The following table sets out the annual compensation paid to our officers for the last three completed fiscal years. No executive officer of ours received annual compensation in excess of $100,000 during the last three completed fiscal years.

Summary Compensation Table


                                                                               Long-Term Compensation
                                                                 ------------------------------------------------
                                    Annual Compensation                   Awards                  Payouts
                               ------------------------------    -----------------------  -----------------------
                                                                              Securities
                      Fiscal                            Other    Restricted   Underlying
 Name and Principal    Year                             Annual     Stock       Options/      LTIP       All Other
     Position         Ending   Salary ($)   Bonus ($)   Comp.    Awards ($)    SARs (#)   Payouts ($)   Comp.($)
     --------         ------   ----------   ---------   -----    ----------    --------   -----------   --------

Charles Ross,        3/31/03    $95,000         0         0          0          500,000        0            0
President            3/31/02    $40,000         0         0          0            0            0            0

Option Exercises and Values

     Pursuant to an employment agreement entered into with Mr. Charles Ross as of April 1, 2003, we have granted Mr. Ross options to acquire 500,000 shares of our common stock at a purchase price of $0.10 per share for a period of five years. The options immediately vested on April 1, 2003. We have agreed to use our best efforts to register, on or before June 29, 2003, the shares of common stock issuable upon exercise of the options. If we terminate Mr. Ross' employment with cause, or if he terminates the employment agreement by resigning, the options will expire six months after such termination.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)
                                Number of                 Percent of
                          Securities Underlying       total options/SARs        Exercise or
 Name and Principal            Options/SARs          granted to employees       base price           Expiration
     Position                  granted (#)              in fiscal year             ($/Sh)               Date
-----------------------   ----------------------     ---------------------     --------------     -----------------

Charles Ross, President          500,000                    100%                    $.10             Mar. 31, 2007

Long-Term Incentive Plans

     We do not have any long-term incentive plans. No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Employment Contracts and Termination of Employment Arrangements

     Effective as of April 1, 2002, we entered into an employment agreement with Mr. Charles Ross pursuant to which he will serve as our President and we will compensate him $30,000 per year for his services. Mr. Ross has agreed to defer payment of his salary until the earliest to occur of the following events: (i) we have raised an additional $200,000 in debt or equity capital; (ii) we have begun generating revenues from operations; (iii) there is a change in control of the company; or (iv) October 1, 2003. The initial term of employment is from April 1, 2002, through March 31, 2003, and will be extended automatically for additional one-year terms unless either party notifies the other of its intent to not renew at least 30 days before the expiration of the then-current term.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding beneficial ownership as of July 11, 2003, of Vista Exploration Corporation common stock by any person who we know to be the beneficial owner of more than 5% of our voting securities, and by each of our directors and executive officers and by our directors and executive officers as a group. As of July 11, 2003 there were 1,690,000 shares of our common stock issued and outstanding.

     All beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

   Name and Address of             Common Stock                Percent of Class
    Beneficial Owner           Beneficially Owned (1)         Beneficially Owned
    ----------------           ----------------------         ------------------
Charles A. Ross, Sr.,               1,400,000 (2)                    21.24%
Director and President
11952 Farley
Shawnee Mission, KS 66213

All directors and executive
officers as a group (1 person):     1,400,000                       21.24%

David Owen                          1,500,000 (3)                   47.02%
19933 West 162nd Street
Olathe, KS 66062


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

(3) Consists of 1,500,000 options exercisable at $.10 per share owned by Owen Enterprises, LLC and Laredo Enterprises, LLC of which Mr. Owen is a control person.

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

     Additionally, from our inception to March 31, 2001, we incurred an expense of $100 per month for rent and other administrative services that were performed by CMS on our behalf. As of March 31, 2001, we had incurred rent and administrative service expenses totaling $3,600, which amount has been credited to additional paid-in capital on our financial statements.

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

     In anticipation of Mr. Charles Ross' acquisition of shares from CMS, he advanced to us $10,500 for working capital on February 28, 2001. The advance carried no interest rate and was payable on demand. We repaid the advance in April 2001 from the proceeds of our private placement in April 2001. Mr. Ross also paid travel and administrative expenses totaling $6,115 on our behalf prior to March 31, 2001, and $18,403 during the fiscal year ended March 31, 2003. Mr. Ross received reimbursements and advances from us totaling $32,783 during the fiscal year ended March 31, 2003. The net advance of $8,265 is included in our financial statements as expenses advanced to an officer at March 31, 2003.

     During November 2002, Laredo Enterprises, LLC and Owen Enterprises, LLC loaned us $2,500 and $7,500 respectively and received 500,000 and 1,000,000 options respectively as consideration for the loan and for consulting services to be rendered for strategic planning and asset acquisitions. The Note is a demand Note bearing interest at the rate of 5% per annum. The options are exercisable for a period of five years at a price of $.10 per share of common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are furnished as part of this report:

 Exhibit No.   Description
-----------    -----------

    3.1        Articles of Incorporation (incorporated by reference to Exhibit
               2.1 of the Registration Statement on Form 10-SB filed with the Commission on September 13, 1999).
    3.2 First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).
    3.3        Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 of the Form 8-K filed August 16, 2001).
    10.1 Agreement for the Purchase of Common Stock dated as of February 27, 2001, and effective as of March 3, 2001, by and between Corporate Management Services, Inc., Bail Corporation and Charles
               A. Ross, Sr. (incorporated by reference to Exhibit 7.1 of the Form 8-K filed March 9, 2001).
    10.2 Mutual Release dated as of April 30, 2001, between Bail Corporation and Corporate Management Services, Inc. (incorporated by reference to Exhibit 10.2 of the 10-KSB for the period ended March 31, 2001).
    10.3 Agreement dated June 22, 2001, between Bail Corporation, TCC Royalty Corp. and Austin Exploration L.L.C. regarding Shiloh Project / Cherokee Basin Coal Bed Methane (incorporated by reference to Exhibit 10.2 of the 10-KSB for the period ended March 31, 2001).
    10.4       Form of Oil and Gas Lease (incorporated by reference to Exhibit
               10.4 to Vista Exploration Corporation's Registration Statement on Form SB-2 filed with the Commission on March 8, 2003 (file No. 333-65798)).
    10.5 Employment Agreement dated as of April 1, 2003, between Vista Exploration Corporation and Charles A. Ross, Sr. (incorporated by reference to Exhibit 10.4 to Vista Exploration Corporation's Registration Statement on Form SB-2 filed with the Commission on April 23, 2003 (file No. 333-65798)).
    10.6 First Amendment to Employment Agreement between Vista Exploration Corporation and Charles A. Ross, Sr. dated as of June 1, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB for year ended March 31, 2002 (file No. 000-27321)).
    99.1       Rule 13a-14 Certification.*
    99.2       Section 1350 Certification.*
---------
* Filed herewith.

(b) Reports on Form 8-K.

     None.

Item 14. Controls and Procedures.

     Currently we have only one employee who is also our sole officer and director and therefore we have not adopted any specific internal controls or any disclosure controls and procedures. There have been no changes in our internal controls or in any other factors that could impact our controls subsequent to our date of evaluation.

Item 15. Principal Accountant Fees and Services

                                                    2002            2003
--------------------------------------------------------------------------------
1) Audit fees                                      $9,435           $3,675

2) Audit related fees and services*                   675              150

3) Fees for tax related services                      0               0

4) All other fees                                     0               0

*Fees for the review of registration statements.

Item 1.  Financial Statements

VISTA EXPLORATION CORPORATION
Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors.............................................. F-2

Balance Sheet at March 31, 2003............................................. F-3

Statements of Operations for the years
     ended March 31, 2003 and 2002.......................................... F-4

Statement of Changes in Shareholders' Deficit for the period from
     April 9, 1998 (inception) through March 31, 2003....................... F-5

Statements of Cash Flows for the years
     ended March 31, 2003 and 2002.......................................... F-6

Notes to Financial Statements............................................... F-7

Report of Independent Auditors

To the Board of Directors and Shareholders
Vista Exploration Corporation (formerly Bail Corporation)

We have audited the balance sheet of Vista Exploration Corporation (formerly Bail Corporation) as of March 31, 2003 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Exploration Corporation as of March 31, 2003, and the related statements of operations and cash flows for the years ended March 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a net capital deficit at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Cordovano and Harvey, P.C.
------------------------------
     Cordovano and Harvey, P.C.


Denver, Colorado
June 20, 2003

                          VISTA EXPLORATION CORPORATION


                                  Balance Sheet

                                 March 31, 2003

ASSETS
Current assets:
      Cash ........................................................   $     853
                                                                      ---------
                                               Total current assets         853

Oil and gas properties, at cost, net of impairment ................        --
                                                                      ---------

                                                                      $     853
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts Payable ............................................   $ 164,622
      Loans from Shareholder ......................................      16,700
      Notes Payable ...............................................     158,697
      Notes Payable, related parties ..............................      10,000
                                                                      ---------
                                          Total current liabilities     350,019
                                                                      ---------

Shareholders' equity:
      Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding .............        --
      Common stock, no par value, 50,000,000 shares
         authorized, 1,690,000 shares issued and outstanding ......      65,119
      Stock options outstanding ...................................      80,000
      Deficit accumulated .........................................    (494,285)
                                                                      ---------
                                        Total shareholders' equity     (349,166)
                                                                      ---------


                                                                      $     853
                                                                      =========


                 See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION


                            Statements of Operations


                                                           Year Ended
                                                             March 31,
                                                    --------------------------
                                                       2003           2002
                                                    -----------    -----------

Costs and expenses:
    Legal fees .................................... $    84,591    $   116,455
    Accounting fees ...............................      12,290         10,650
    Travel ........................................       4,112         26,305
    General and administrative ....................       4,191         15,763
    Compensation ..................................      95,000         40,000
    Project evaluation costs ......................        --           28,902
    Impairment of oil and gas properties ..........      40,832           --
                                                    -----------    -----------
                                     Operating loss    (241,016)      (238,075)

Interest income ...................................        --             --
Interest expense ..................................        (379)          --
                                                    -----------    -----------
                          Loss before income taxes     (241,395)      (238,075)

Provision for income taxes ........................        --             --
                                                    -----------    -----------

                                           Net loss $  (241,395)   $  (238,075)
                                                    ===========    ===========

Basic and diluted loss per common share ........... $     (0.06)   $     (0.04)
                                                    ===========    ===========


Basic and diluted weighted average
    common shares outstanding .....................   3,715,205      5,375,233
                                                    ===========    ===========


                 See accompanying notes to financial statements



                                 VISTA EXPLORATION CORPORATION

                         Statement of Changes in Shareholders' Deficit



                                              Preferred Stock            Common Stock
                                          -----------------------   ------------------------
                                            Shares       Amount       Shares        Amount
                                          ----------   ----------   ----------    ----------
Balance at inception,
    April 9, 1998 .....................         --     $     --           --      $     --

April 1998, common stock issued in
    exchange for services and
    organizational costs (Note 2) .....         --           --      1,000,000           500
Contributed rent (Note 2) .............         --           --           --            --
       Net loss .......................         --           --           --            --
                                          ----------   ----------   ----------    ----------
Balance at
    April 30, 1998 ....................         --           --      1,000,000           500

May 1998, sale of common stock net of
    offering costs of $127 (Note 2) ...         --           --        230,000         2,173
Contributed rent (Note 2) .............         --           --           --            --
       Net loss .......................         --           --           --            --
                                          ----------   ----------   ----------    ----------
Balance at
    April 30, 1999 ....................         --           --      1,230,000         2,673

Contributed rent (Note 2) .............         --           --           --            --
       Net loss .......................         --           --           --            --
                                          ----------   ----------   ----------    ----------
Balance at
    April 30, 2000 ....................         --           --      1,230,000         2,673

Contributed rent (Note 2) .............         --           --           --            --
       Net loss for the eleven
        months ended March 31, 2001 ...         --           --           --            --
                                          ----------   ----------   ----------    ----------
Balance at
    March 31, 2001 ....................         --           --      1,230,000         2,673

April 2001, sale of common stock,
    $.01 per share (Note 4) ...........         --           --      3,300,000        33,000
June 2001, sale of common stock,
    $.10 per share (Note 4) ...........         --           --        750,000        75,000
June 2001, sale of common stock,
    $.25 per share (Note 4) ...........         --           --        360,000        90,000
December 2001, sale of common stock,
    $.10 per share (Note 4) ...........         --           --        250,000        25,000
January 2002, sale of common stock,
    $.15 per share (Note 4) ...........         --           --        200,000        30,000
Offering costs incurred (Note 4) ......         --           --        (35,457)         --
       Net loss .......................         --           --           --            --
                                          ----------   ----------   ----------    ----------
Balance at
    March 31, 2002 ....................         --           --      6,090,000       220,216

September 2002, repurchase and
    cancellation of common stock
      (Note 4) ........................         --           --     (4,400,000)     (158,697)
Stock options issued ..................         --           --           --            --
       Net loss .......................         --           --           --            --
                                          ----------   ----------   ----------    ----------
Balance at
    March 31, 2003 ....................         --           --      1,690,000    $   61,519
                                          ==========   ==========   ==========    ==========





                                 VISTA EXPLORATION CORPORATION

                         Statement of Changes in Shareholders' Deficit



                                          Additional     Stock
                                            Paid-in      Options      Deficit
                                            Capital      Issued     Accumulated     Total
                                          ----------   ----------   ----------    ----------
Balance at inception,
    April 9, 1998 .....................   $     --     $     --     $     --      $     --

April 1998, common stock issued in
    exchange for services and
    organizational costs (Note 2) .....         --           --           --             500
Contributed rent (Note 2) .............          100         --           --             100
       Net loss .......................         --           --           (688)         (688)
                                          ----------   ----------   ----------    ----------
Balance at
    April 30, 1998 ....................          100         --           (688)          (88)

May 1998, sale of common stock net of
    offering costs of $127 (Note 2) ...         --           --           --           2,173
Contributed rent (Note 2) .............        1,200         --           --           1,200
       Net loss .......................         --           --         (2,420)       (2,420)
                                          ----------   ----------   ----------    ----------
Balance at
    April 30, 1999 ....................        1,300         --         (3,108)          865

Contributed rent (Note 2) .............        1,200         --           --           1,200
       Net loss .......................         --           --         (5,269)       (5,269)
                                          ----------   ----------   ----------    ----------
Balance at
    April 30, 2000 ....................        2,500         --         (8,377)       (3,204)

Contributed rent (Note 2) .............        1,100         --           --           1,100
       Net loss for the eleven
        months ended March 31, 2001 ...         --           --         (6,438)       (6,438)
                                          ----------   ----------   ----------    ----------
Balance at
    March 31, 2001 ....................        3,600         --        (14,815)       (8,542)

April 2001, sale of common stock,
    $.01 per share (Note 4) ...........         --           --           --          33,000
June 2001, sale of common stock,
    $.10 per share (Note 4) ...........         --           --           --          75,000
June 2001, sale of common stock,
    $.25 per share (Note 4) ...........         --           --           --          90,000
December 2001, sale of common stock,
    $.10 per share (Note 4) ...........         --           --           --          25,000
January 2002, sale of common stock,
    $.15 per share (Note 4) ...........         --           --           --          30,000
Offering costs incurred (Note 4) ......         --           --        (35,457)
       Net loss .......................         --           --       (238,075)     (238,075)
                                          ----------   ----------   ----------    ----------
Balance at
    March 31, 2002 ....................        3,600         --       (252,890)      (29,074)

September 2002, repurchase and
    cancellation of common stock
      (Note 4) ........................         --           --           --        (158,697)
Stock options issued ..................         --         80,000         --          80,000
       Net loss .......................         --           --       (241,395)     (241,395)
                                          ----------   ----------   ----------    ----------
Balance at
    March 31, 2003 ....................   $    3,600   $   80,000     (494,285)   $ (349,166)
                                          ==========   ==========   ==========    ==========


                        See accompanying notes to financial statements

F-5(Con't)


                          VISTA EXPLORATION CORPORATION


                            Statements of Cash Flows


                                                               Year Ended
                                                                March 31,
                                                         ----------------------
                                                            2003         2002
                                                         ---------    ---------
Cash flows from operating activities:
    Net loss .........................................   $(241,395)   $(238,075)
    Transactions not requiring cash:
       Impairment of oil and gas properties ..........      40,832         --
       Stock options granted .........................      80,000         --
       Changes in operating assets and liabilities:
           Receivables and advances ..................       8,265       (8,265)
           Accounts payable and accrued liabilities ..      98,139       75,068
                                                         ---------    ---------
              Net cash used in operating activities ..     (14,159)    (171,272)
                                                         ---------    ---------

Cash flows from investing activities:
    Investment in oil and gas properties .............        --        (40,832)
                                                         ---------    ---------
          Net cash used in investing activities ......        --        (40,832)
                                                         ---------    ---------

Cash flows from financing activities:
    Advances from officer ............................        --        (10,500)
    Proceeds of notes payable related parties ........      10,000         --
    Sale of common  stock ............................        --        253,000
    Offering costs incurred ..........................        --        (25,457)
                                                         ---------    ---------
          Net cash provided by financing activities ..      10,000      217,043
                                                         ---------    ---------

Net change in cash ...................................      (4,159)       4,939
Cash, beginning of period ............................       5,012           73
                                                         ---------    ---------
                                Cash, end of period ..   $     853    $   5,012
                                                         =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the period
    for:
       Interest ......................................   $    --      $    --
                                                         =========    =========
       Income taxes ..................................   $    --      $    --
                                                         =========    =========
    Non-cash financing activities:

       Notes issued to acquire common stock ..........     158,697         --
                                                         =========    =========


                 See accompanying notes to financial statements

VISTA EXPLORATION CORPORATION
  Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Vista Exploration Corporation (the "Company") (formerly Bail Corporation) was incorporated under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company was a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7 until the quarter ending March 31, 2003. Effective March 31, 2003, the company abandoned its oil and gas operations. The Company now plans to maintain its existence while it identifies opportunities. The Company was originally formed as a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. Effective March 3, 2001, approximately 73 percent (900,000 shares) of the Company's issued and outstanding common stock was sold, resulting in a change in control of the Company. The Company's new business plan was to engage in the oil and gas business by acquiring oil and gas properties and developing those properties and/or purchasing producing properties principally located in the mid-western and western United States.

The Company completed its leasing activities in southeast Kansas and sought to obtain additional financing before it could implement the next phase of its current plan of operation, which would involve identifying the most promising and cost-effective drill sites on the Company's leased acres, drilling and testing wells to prove reserves, completing promising test wells, extracting the oil, gas and other hydrocarbons that the Company finds, and delivering them to market. The Company anticipated that it would need approximately $850,000 to achieve its initial goal of drilling, testing and completing ten coalbed methane gas producing wells.

Following the change in control, the Company sold 4,860,000 shares of its no par value common stock through three private offerings for net proceeds of $217,543 after deducting offering costs of $35,457 (see Note 5). The Company used the net proceeds from those offerings for administrative and professional fees required to transition the business and to acquire oil and gas properties and develop a drilling program. The Company required additional funds to commence drilling operations and there were no commitments in place for any additional funds.

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

During August 2001, the Company changed its name from Bail Corporation to Vista Exploration Corporation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage. It has incurred losses since inception and has a net capital deficit at March 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

 VISTA EXPLORATION CORPORATION
  Notes to Financial Statements

On April 18, 2001, the Company changed its year-end from April 30 to March 31. The accompanying statements of operations, changes in shareholders' deficit and cash flows reflect the changed period ended March 31, 2001.

Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2003.

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

 VISTA EXPLORATION CORPORATION
  Notes to Financial Statements

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

Loss per common share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and has incurred operating losses, therefore, no variance between the basic and diluted loss per share is presented.

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

Stock based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of SFAS No. 123 and recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

(2) Related Party Transactions

During the year ended March 31, 2002, an officer paid travel and administrative expenses totaling $18,403 on behalf of the Company. The company owed the officer $6,115 at March 31, 2001. The Company repaid the $24,518 and advanced the officer an additional $8,265 which was offset against the officer's expenses during the year ended March 31, 2003. During the year ended March 31, 2003, the officer advanced an additional $1,700 to the company and accrued $15,000 of compensation, both of which remain unpaid at March 31, 2003.

The Company incurred an expense of $100 per month through March 31, 2001 for office space contributed by Corporate Management Services, Inc. ("CMS"), an affiliate of the Company. The Company reported rent expense of $-0-, $-0-, and $3,600, respectively, for the years ended March 31, 2003 and 2002 and the period from April 9, 1998 (inception) through March 31, 2002. The rent expense has been offset by charges to additional paid-in capital. From July 2001 to November 2001, the Company leased office space in Burlington, Kansas at $350 per month. The Company's officer currently provides office space free of charge in his home.

 VISTA EXPLORATION CORPORATION
  Notes to Financial Statements

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

On September 16, 2002, the company repurchased a total of 4,400,000 shares of its common stock from 10 shareholders who had purchased their shares in private placements conducted in April 2001, June 2001, December 2001 and January 2002. The prices paid for the shares by the company equaled the prices paid by the shareholders when such shares were originally purchased from the company. The company paid for the shares by issuing promissory notes in an aggregate principal amount of $158,696.80. The repurchased shares were cancelled and are not included in issued or outstanding share totals at 3/31/03. The purchases were made to facilitate the company's application for a trading symbol.

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

(3) Income Taxes

Following are reconciliations of U.S. statutory federal income tax rate to the effective rate:


                                                    Year Ended    Year Ended
                                                     March 31,     March 31,
                                                       2003          2002
                                                      ------        ------

U.S. statutory federal rate .......................    31.62%        31.62%
State income tax rate, net of federal benefit .....     3.17%         3.17%
Net operating loss (NOL) for which no tax
  benefit is currently available ..................   -34.79%       -34.79%
                                                      ------        ------

                                                        0.00%         0.00%
                                                      ======        ======

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended March 31, 2003 and 2002 and for the period from April 9, 1998 (inception) through March 31, 2003 were $83,981, $82,823, and $169,287, respectively. Net operating loss carryforwards at March 31, 2003 will expire through 2023.

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

 VISTA EXPLORATION CORPORATION
  Notes to Financial Statements


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

On September 16, 2002, the company repurchased a total of 4,400,000 shares of its common stock from 10 shareholders who had purchased their shares in private placements conducted in April 2001, June 2001, December 2001 and January 2002. The prices paid for the shares by the company equaled the prices paid by the shareholders when such shares were originally purchased from the company. The company paid for the shares by issuing promissory notes in an aggregate principal amount of $158,696.80. The repurchased shares were cancelled and are not included in issued or outstanding share totals at 3/31/03. The purchases were made to facilitate the company's application for a trading symbol.

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

Note E: Notes Payable
---------------------

Notes payable issued to ten shareholders to repurchase common stock total $158,697 at March 31, 2003. These notes were due November 14, 2002 unless payment was prohibited pursuant to the terms of Section 7-106-401 of the Colorado Business Corporation Act. The company may extend the payment date and may further restructure these notes in compliance with this act. If the notes remain unpaid at August 14, 2003, interest will begin to accrue at the lowest available Applicable Federal Rate. These notes are further guaranteed by an officer of the company.

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

                              VISTA EXPLORATION CORPORATION

Date:  July 15, 2003          By:  /s/ Charles A. Ross, Sr.
                              ----------------------------------
                              Charles A. Ross, Sr., chief executive officer and
                              principal financial and accounting officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                     Date
---------                            -----                     -----

/s/ Charles A. Ross, Sr.             Director                  July 15, 2003
------------------------
Charles A. Ross, Sr.