Form 10QSB
period 2003-06-30
VISTA EXPLORATION CORP
filed 2003-08-14
CIK 1094572

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                      N.A.
                                      ----
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No  [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 1,690,000 shares of its common stock issued and outstanding as of August 13, 2003, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - June 30, 2003 (Unaudited)............................4

         Statements of Operations (Unaudited) - three months
         ended June 30, 2003 and 2002.........................................5

         Statements of Cash Flows (Unaudited) - three months ended June 30,
         2003 and 2002........................................................6

         Notes to condensed financial statements (Unaudited)..................7

Item 2.  Plan of Operation....................................................8
Item 3.  Controls and Procedures..............................................8

PART II--OTHER INFORMATION....................................................9

Item 1.  Legal Proceedings....................................................9
Item 2.  Changes in Securities and Use of Proceeds............................9
Item 3.  Defaults Upon Senior Securities......................................9
Item 4.  Submission of Matters to a Vote of Security Holders..................9
Item 5.  Other Information....................................................9
Item 6.  Exhibits and Reports on Form 8-K.....................................9

         Signatures...........................................................9

                         PART I - FINANCIAL INFORMATION

Forward-Looking Statements

     This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Plan of Operation and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company's ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

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

Item 1.  Financial Statements



                          VISTA EXPLORATION CORPORATION

                            Balance Sheet (Unaudited)

                                  June 30, 2003

ASSETS
Current assets:
     Cash ........................................................    $  1,295
                                                                      --------
                                              Total current assets       1,295
                                                                      --------

                                                                      $  1,295
                                                                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts Payable ............................................    $166,954
     Loans from Shareholder.......................................      16,700
     Notes Payable ...............................................     158,697
     Notes Payable, related parties...............................      14,000
                                                                      --------
                                         Total current liabilities     356,351
                                                                      --------

Shareholders' deficit:
     Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding ............        --
     Common stock, no par value, 50,000,000 shares
        authorized, 1,690,000 shares issued and outstanding ......      65,119
     Stock Options Outstanding ...................................      80,000
     Deficit accumulated during the development stage.............    (500,175)
                                                                      --------
                                        Total shareholders' deficit   (355,056)
                                                                      --------

                                                                       $ 1,295
                                                                      ========

See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION

                      Statements of Operations (Unaudited)

                                                    Three Months Ended
                                                        June 30,
                                               ----------------------------
                                                   2003         2002
                                               -----------       ----------

Costs and expenses:
Legal, accounting and administrative ..........$     5,620       $   60,214
                                               -----------       ----------
                                 Operating loss     (5,620)         (60,214)

Interest expense...............................       (271)            --
                                               -----------       ----------
Loss before income taxes                            (5,891)         (60,214)

Provision for income taxes.....................       --               --
                                               -----------       ----------

                                     Net loss $     (5,891)      $  (60,214)
                                               ===========       ==========

Basic and diluted loss per common share:......$    (0.00)       $   (0.01)
                                               ===========       ==========

Basic and diluted weighted average
common shares outstanding .....................  1,690,000        6,090,000
                                               ===========       ==========

See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION

                      Statements of Cash Flows (Unaudited)


                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                       2003             2002
                                                     ---------        ---------
Cash flows from operating activities:
    Net loss ......................................  $  (5,891)       $ (60,214)
    Transactions not requiring cash:
       Common stock issued for services ...........       --               --
       Contributed rent ...........................       --               --
       Impairment of oil and gas properties........       --               --
       Stock options granted ......................       --               --
       Changes in operating assets and liabilities:
           Receivables and advances ...............       --              8,265
           Accounts payable and accrued liabilities      2,333           47,063
                                                      --------         --------
              Net cash used in operating activities     (3,558)          (4,886)
                                                      --------         --------



Cash flows from financing activities:
    Advances from officer..........................       --               --
    Proceeds of notes payable......................      4,000             --
    Sale of common  stock .........................       --               --
    Offering costs incurred .......................       --               --
                                                      --------         --------
          Net cash provided by financing activities      4,000             --
                                                      --------         --------

Net change in cash ................................        442           (4,886)
Cash, beginning of period .........................        853            5,012
                                                      --------         --------
                                Cash, end of period   $  1,295         $    126
                                                      ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest ...................................   $   --           $   --
                                                      ========         ========
       Income taxes ...............................   $   --           $   --
                                                      ========         ========


                 See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION
                           ---------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2003

Note A: Basis of Presentation
-----------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended March 31, 2003, as filed in its annual report on Form 10K-SB filed July 16, 2003, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended March 31, 2003 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended June 30, 2003. The comparative figures for the three-month period ended June 30, 2002 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note B: Income Taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note C: Notes Payable
---------------------

Notes payable issued to ten shareholders to repurchase common stock total $158,696.80 at June 30, 2003. These notes were due November 14, 2002 unless payment was prohibited pursuant to the terms of Section 7-106-401 of the Colorado Business Corporation Act. The company may extend the payment date and may further restructure these notes in compliance with this act. If the notes remain unpaid at August 14, 2003, interest will begin to accrue at the lowest available Applicable Federal Rate. These notes are further guaranteed by an officer of the company.

Note D: Notes Payable - Related Parties
---------------------------------------

At June 30, 2003, the Company has borrowed $14,000 under unsecured demand notes payable accruing interest at the rate of 10% per annum. The holders of these notes payable also hold options to purchase 2,000,000 shares of common stock.

Item 2. Plan of Operation.

     The Company's current plan of operation is to maintain its existence while it identifies potential business opportunities.

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

     During the three months ended June 30, 2003, we spent approximately $5,900 maintaining the company's status, including $5,620 in legal, accounting and administrative fees. At June 30, 2003, we had cash of $1,295 and current liabilities of $356,351.

     Our Capital Requirements

     We will need to raise additional funds to finance our planned operations during the next 12 months to locate and complete a merger with or acquisition of a business opportunity.

     We currently do not have any binding commitments for, or readily available sources of, additional financing. There is not guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we do not obtain additional financing we will not be able to implement our plan to locate and complete a merger with or acquisition of a business opportunity. Furthermore, we could be forced to cease our operations and liquidate our assets.

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

Item 3. Controls and Procedures

     Currently we have only one employee who is also our sole officer and director. That individual pays all Company bills and keeps all files and records for all Company business activities, which are limited. On a quarterly basis, all records are turned over to the Company's accountant who prepares financial statements based on those records. The Company's accountant has consistent and cooperative access to our sole officer and director and the Company's files and records. After the financial statements are prepared by the Company's accountant, they are approved by our sole officer and director.

     Given the current level of very limited business activity of the Company and the financial and accounting procedures described above, it is the conclusion of our sole officer and director that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms of the Securities and Exchange Commission.

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

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are furnished as part of this report:

         1. Exhibit 31. Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.
         2. Exhibit 32. Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          VISTA EXPLORATION CORPORATION


Date: August 13, 2003               By: /s/ Charles A. Ross, Sr.
                                        ----------------------------------------
                                    Charles A. Ross, Sr.,
                                    President and Chief Accounting Officer