Form 10QSB
period 2003-09-30
VISTA EXPLORATION CORP
filed 2003-11-14
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-27321

                          Vista Exploration Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                               84-1493152
 ------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organizat                                Identification No.)

                     11952 Farley, Shawnee Mission, KS 66213
           ----------------------------------------------------------
          (Address of principal executive offices, including ZIP Code)

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

     The issuer had 1,690,000 shares of its common stock issued and outstanding as of November 4, 2003, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - December 31, 2002 (Unaudited).......................4

         Statements of Operations (Unaudited) - three months
         ended September 30, 2002 and 2003...................................5

         Statements of Operations (Unaudited) - six months
         ended September 30, 2002 and 2003...................................6

         Statements of Cash Flows (Unaudited) - three months
         ended September 30, 2002 and 2003...................................7

         Notes to Financial Statements (Unaudited)...........................8

Item 2.  Plan of Operation...................................................8
Item 3.  Controls and Procedures.............................................9

PART II--OTHER INFORMATION..................................................10

Item 1.  Legal Proceedings..................................................10
Item 2.  Changes in Securities and Use of Proceeds..........................10
Item 3.  Defaults Upon Senior Securities....................................10
Item 4.  Submission of Matters to a Vote of Security Holders................10
Item 5.  Other Information..................................................10
Item 6.  Exhibits and Reports on Form 8-K...................................10

         Signature..........................................................10
         Certifications.....................................................11

                         PART I - FINANCIAL INFORMATION

Forward-Looking Statements

     This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Plan of Operation and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company's ability to successfully maintain its existence while it identifies potential business opportunities, are forward-looking statements.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     o    risks and uncertainties;
     o    general economic and business conditions;
     o    the business opportunity that may be presented to and pursued by us;
     o changes in laws or regulations and other factors, many of which are beyond our control; and
     o    ability to obtain financing on favorable conditions.

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

Item 1.  Financial Statements



                          VISTA EXPLORATION CORPORATION

                            Balance Sheet (Unaudited)

                               September 30, 2003

ASSETS
Current assets:
     Cash ........................................................    $     43
                                                                      --------
                                              Total current assets          43
                                                                      --------

                                                                      $     43
                                                                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts Payable ............................................    $172,661
     Accrued Interest ............................................       1,258
     Loans from Shareholder.......................................      16,700
     Notes Payable ...............................................     158,697
     Notes Payable, related parties...............................      15,000
                                                                      --------
                                         Total current liabilities     364,316
                                                                      --------

Shareholders' deficit:
     Preferred Stock, no par value, 5,000,000 shares
        authorized, -0- shares issued and outstanding ............        --
     Common stock, no par value, 50,000,000 shares
        authorized, 1,690,000 shares issued and outstanding ......      65,119
     Stock Options Outstanding ...................................      80,000
     Deficit accumulated during the development stage.............    (509,392)
                                                                      --------
                                        Total shareholders' deficit   (364,273)
                                                                      --------

                                                                      $     43
                                                                      ========

See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION

                      Statements of Operations (Unaudited)

                                                 Three Months Ended
                                                      September 30,
                                               -----------------------
                                                   2003         2002
                                               -----------  ----------

Costs and expenses:
Legal, accounting and administrative ..........$     8,543  $   40,807
Impairment of oil and gas properties...........       --        40,832
                                               -----------  ----------
                                 Operating loss     (8,543)    (81,639)

Interest expense...............................       (673)       --
                                               -----------  ----------
Loss before income taxes.......................     (9,216)    (81,639)

Provision for income taxes.....................       --          --
                                               -----------  ----------

                                     Net loss $     (9,216) $  (81,639)
                                               ===========  ==========

Basic and diluted loss per common share:......$    (0.01)  $   (0.02)
                                               ===========  ==========

Basic and diluted weighted average
common shares outstanding .....................  1,690,000   5,364,725
                                               ===========  ==========

See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION

                      Statements of Operations (Unaudited)

                                                   Six Months Ended
                                                      September 30,
                                               -----------------------
                                                   2003         2002
                                               -----------  ----------

Costs and expenses:
Legal, accounting and administrative ..........$    14,163  $  101,021
Impairment of oil and gas properties...........       --        40,832
                                               -----------  ----------
                                 Operating loss    (14,163)   (141,853)

Interest expense...............................       (944)       --
                                               -----------  ----------
Loss before income taxes.......................    (15,107)   (141,853)

Provision for income taxes.....................       --          --
                                               -----------  ----------

                                     Net loss $    (15,107) $ (141,853)
                                               ===========  ==========

Basic and diluted loss per common share:......$    (0.01)  $   (0.02)
                                               ===========  ==========

Basic and diluted weighted average
common shares outstanding .....................  1,690,000   5,729,344
                                               ===========  ==========

See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION

                      Statements of Cash Flows (Unaudited)


                                                       Three Months Ended
                                                          September 30,
                                                      --------------------
                                                        2003        2002
                                                      --------    --------
Cash flows from operating activities:
    Net loss ......................................  $ (15,107)  $(141,853)

    Transactions not requiring cash:
       Impairment of oil and gas properties........       --        40,832
       Changes in operating assets and liabilities:
           Receivables and advances ...............       --         8,265
           Accounts payable and accrued liabilities      9,297      87,785
                                                      --------    --------
              Net cash used in operating activities     (5,810)     (4,971)
                                                      --------    --------

Cash flows from financing activities:
    Proceeds of notes payable......................      5,000        --
                                                      --------    --------
          Net cash provided by financing activities      5,000        --
                                                      --------    --------

Net change in cash ................................       (810)     (4,971)
Cash, beginning of period .........................        853       5,012
                                                      --------    --------
                                Cash, end of period   $     43    $     41
                                                      ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
       Interest ...................................   $   --      $   --
                                                      ========    ========
       Income taxes ...............................   $   --      $   --
                                                      ========    ========


                 See accompanying notes to financial statements

VISTA EXPLORATION CORPORATION
-----------------------------

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

September 30, 2003

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

The accompanying statements of operations and cash flows reflect the three and six-month periods ended September 30, 2003. The comparative figures for the three and six-month periods ended September 30, 2002 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

Note C: Notes Payable
---------------------

Notes payable issued to ten shareholders to repurchase common stock total $158,697 at September 30, 2003. These notes were due November 14, 2002 unless payment was prohibited pursuant to the terms of Section 7-106-401 of the Colorado Business Corporation Act. The Company may extend the payment date and may further restructure these notes in compliance with this act. The notes remained unpaid at August 14, 2003, so interest began to accrue at the lowest available Applicable Federal Rate, 1.21%. These notes are further guaranteed by an officer of the Company.

Note D: Notes Payable - Related Parties
---------------------------------------

At September 30, 2003, the Company has borrowed $15,000 under unsecured demand notes payable accruing interest at the rate of 10% per annum. The holders of these notes payable also hold options to purchase 2,000,000 shares of common stock.


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

     During the six months ended September 30, 2003, we spent approximately $14,163 maintaining the company's status, for legal, accounting and administrative fees. At September 30, 2003, we had cash of $43 and current liabilities of $364,316.

     Our Capital Requirements

     We will need to raise additional funds to finance our planned operations during the next 12 months to located and complete a merger with or acquisition of a business opportunity.

     We currently do not have any binding commitments for, or readily available sources of, additional financing. There is not guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we do not obtain additional financing we will not be able to implement our plan to locate and complete a merger with or acquisition of a business opportunity. Furthermore, we could be forced to cease operations and liquidate our assets.

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

     Given the current level of very limited business activity of the Company and the financial and accounting procedures described above, it is the conclusion of our sole officer and director that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms of the Securities and Exchange Commission.

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

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VISTA EXPLORATION CORPORATION


Date: November 12, 2003              By: /s/  Charles A. Ross, Sr.
                                        ----------------------------------------
                                         Charles A. Ross, Sr.,
                                         President and Chief Accounting Officer