Form 10KSB
period 2003-12-31
VISTA EXPLORATION CORP
filed 2004-04-14
CIK 1094572

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-27321

                          Vista Exploration Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                              84-1493152
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              11011 King Street, Suite 260, Overland Park, KS 66210
           ----------------------------------------------------------
          (Address of principal executive offices, including ZIP Code)

                    Issuer's telephone number: (913) 338-5550

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                           Name of each exchange on which
                                              registered
       N/A                                                N/A

         Securities registered under Section 12(g) of the Exchange Act:

                            No par value common stock
                                 --------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year ended December 31, 2003 were $0.

     The aggregate market value of the 8,333,000 shares of the issuer's outstanding common stock held by non-affiliates of the issuer was $1,249,950 as of March 31, 2004. The stock price for computation purposes was $0.15 per share which was the closing price for our shares on the OTC BB on March 22, 2004.

     The issuer had 15,817,000 shares of its common stock issued and outstanding as of March 31, 2004, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                                                                            Page

    PART I................................................................    1

         Item 1.  Description of Business.................................    1
         Item 2.  Description of Property.................................   11
         Item 3.  Legal Proceedings.......................................   12
         Item 4.  Submission of Matters to a Vote of Security Holders.....   12

    PART II...............................................................   12

         Item 5.  Market for Common Equity and Related Stockholder Matters   12
         Item 6.  Plan of Operation.......................................   13
         Item 7.  Financial Statements....................................   19
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure.....................   19
         Item 8.A.  Controls and Procedures...............................   19

    PART III..............................................................   19

         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act; Audit Committee; and Code of Ethics.......   19
         Item 10. Executive Compensation..................................   23
         Item 11. Security Ownership Of Certain Owners And Management.....   24
         Item 12. Certain Relationships and Related Transactions..........   25
         Item 13. Exhibits and Reports on Form 8-K........................   27
         Item 14. Principal Accountant Fees and Services..................   28

                                     PART I

Item 1.  Description of Business.

Our history:

     We were incorporated in Colorado on April 9, 1998 as a "blank check" company for the purpose of evaluating, structuring, and completing a merger with or acquisition of a privately owned corporation. Our purpose was to provide a method for a foreign or domestic private company to become a reporting (or public) company whose securities would be qualified for trading in the United States secondary market. In furtherance of these goals, on September 13, 1999, our management voluntarily filed a Registration Statement on Form 10 with the Securities and Exchange Commission and we became a reporting company. Our management also actively sought a suitable acquisition or merger candidate but did not find one.

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

     Following Mr. Ross's acquiring control of the Company in the spring of 2001, we sold 4,680,000 common shares in three private offerings for net proceeds of $217,543 after deducting offering costs of approximately $35,457. During July 2001, the Company filed a Registration Statement to register for resale certain of the common shares sold to the original shareholders of Vista and a majority of the shares sold in the recent private placements. That registration statement was declared effective in April of 2002 immediately followed by an application by the Company for a trading symbol with the NASD which would allow us to commence trading on the Over The Counter Bulletin Board

("OTCBB"). As part of the process to obtain the trading symbol, the NASD objected to certain of the Company's shareholders who it was determined had prior regulatory problems with the NASD and SEC. As part of this procedure, it also was determined that several non-offensive shareholders were introduced to the Company by some of the shareholders who had regulatory issues. As a result of the objections imposed by the NASD, the Company determined to rescind the sales of most of the private placement shares sold during 2001 and entered into settlement agreements with a total of ten shareholders owning a total of 4,400,000 shares of the 4,860,000 sold in the private offerings. Our management was able to essentially repurchase the shares in exchange for the original purchase price of a total of $158,696.80 which was paid by the issuance of corporate promissory notes in that amount as the Company had no cash available to it. The notes were repayable on November 14, 2002 unless the payment would be prohibited pursuant to the terms of Section 7-106-401 of the Colorado Business Corporation Act that restricts a company's ability to pay for a stock redemption during any period of time when such a redemption would cause it to be insolvent. Under these circumstances the notes automatically extend without interest until August 14, 2003, after which date the notes have the same restrictions on repayment however, they commence accruing interest at the lowest available applicable federal rates. The notes are guaranteed by Mr. Ross, however, the guaranty cannot be enforced until such time as the notes may be repaid pursuant to Colorado law but have not been repaid. At the time of the issuance of the above referenced notes, the Company received back all 4,400,000 shares of its common stock being repurchased which shares were cancelled back into authorized but unissued capital of the Company. Immediately upon confirmation of the stock repurchase, the NASD approved the Company's request for a trading symbol and the Company received a trading symbol of "VXPL". The Notes were paid in full on January 20, 2004.

         In November and December 2003, our management identified ICOP Digital, Inc. as a potential acquisition candidate. At the time, ICOP Digital was a privately owned, Kansas-based company engaged primarily in the design, development and marketing of an innovative in-car digital video recorder system for use in the law enforcement industry. Mr. Ross, the principal stockholder and sole officer and director of Vista, and Mr. Owen, an optionholder of Vista, were also affiliated stockholders, officers and directors of ICOP Digital. (See, "Certain Relationships and Related Party Transactions").

     On January 13, 2004, ICOP Digital, Inc., a Nevada corporation, merged with ICOP Acquisition Corporation, a wholly-owned subsidiary of Vista Exploration Corporation. This merger was proposed and completed in order to enhance the capital formation objectives of ICOP Digital, Inc. and to satisfy the stated business objectives of Vista Exploration Corporation. Prior to the merger, Vista Exploration Corporation received additional capital investments sufficient to satisfy all of its outstanding debts at the time of the merger. ICOP Acquisition Corporation, as a newly formed entity, had no independent assets or liabilities. Therefore, following the merger, the assets and liabilities of Vista Exploration Corporation and its affiliates were only those of ICOP Digital, Inc. and its subsidiaries prior to the merger.

Our Current Business

     Currently, we are a Kansas-based company that delivers innovative mission-critical security, surveillance, and communications solutions that provide timely and accurate information for security for the public and private sectors. ICOP Digital is a development stage company, committed to providing surveillance and communications solutions that help our customers improve their safety and security, through effective deployments of innovative technologies.

     The Company focused initially on the design, development and marketing of an innovative in-car digital video recorder system, the ICOP Model 20/20(TM), for use in the law enforcement industry. ICOP Digital then expanded its vision to develop video surveillance and communications solutions for the worldwide Homeland Security market: (1) critical infrastructure (ports, borders, bridges, energy, telecom, etc.), (2) the private sector, and (3) first responders (law enforcement, fire, and emergency medical personnel).

Our Products

ICOP Model 20/20(TM)

     Law enforcement has long recognized the value of documenting critical incidents by means of recorded videotape. These benefits include, but are not limited to, accurately portraying events as they occur, documenting police contacts with the public, providing strong evidence in court, training refinement, and protecting law enforcement against false claims of police misconduct. The result is improved criminal prosecutions, less officer overtime in court, enhanced training, fewer citizen complaints and reduced exposure to liability.

     In-car video systems in police vehicles first received national attention in 1991 when a police officer in Texas had a camcorder-type device in his police vehicle and was filming during a traffic stop. While being recorded, a struggle ensued between the officer and the violator, which resulted in the officer being shot and killed. This tape highlighted the usefulness of video in police vehicles and launched its market due to the national attention the incident received.

     According to Mr. Grady Baker, Director of Research for the International Association of Chiefs of Police (IACP), video technology has had a significant impact on law enforcement. Law enforcement agencies across the United States employ video cameras in patrol vehicles in a variety of ways to serve multiple purposes.

     o    Documentation of incident activity (i.e., DWI tests)

     o Increase likelihood of successful prosecution through video evidence in court

     o    Protection from frivolous lawsuits

     o    Increased officer safety

     o    Record suspect behavior

     o    Record and track initial violations/reasons for stop

     o Reduce officer time in court, increasing productivity/realizing financial savings

     o    Officer training

     Law enforcement applications of video technology have grown substantially during the past decade. The advent of the videotape camera in the early 1980s and the improvements made in the field since that time have given rise to many new applications of video technology being utilized by law enforcement. Many agencies in the United States and other nations are applying video technology to police operations including equipping vehicles with video recorders, monitoring public areas, and recording booking and other police procedures. The most highly employed application is the in-car video.

     Although there have been advances in video technology, nearly all applications in law enforcement today still rely on antiquated VHS technology. In a March 2001 Executive Brief prepared by the International Association of Chiefs of Police, law enforcement agencies were asked to rank problems with their current in-car video technologies. Among them were:

     o    Poor tape quality that makes identification difficult

     o    Lack of effective zoom capabilities

     o    Poor design, not adaptable to the operation environment

     o    Excessive time required to evaluate/catalog recorded material

     o    Limited area the cameras cover when in a fixed state

     Our proprietary digital in-car video system, the "ICOP Model 20/20(TM)", addresses all of these issues. The ICOP Model 20/20(TM) consists of a digital video recorder, with display monitor, three video cameras, wireless audio, GPS component to fix latitude and longitude readings instantaneously, radar interface and all of the software and integrated architecture to support the system. This technology should render tape quality issues obsolete. It provides multiple angles and zoom capabilities, is designed to endure the most extreme conditions, and will allow efficient storage and viewing capabilities. By introducing this state-of-the-art technology to the mobile unit, additional expansion capabilities are numerous and may even include real-time uplink for remote monitoring of "at the scene" action by supervisory personnel at the station.

     Los Angeles, CA; Kansas City, MO; and Chicago, IL, are among the large metropolitan areas that have adopted in-car video (ICV) technology. The Chicago Police Department (CPD) has completed two pilot programs to evaluate the technology, which they used to videotape driving-under-the-influence cases. Two issues in implementing ICV in Illinois are State laws regarding audio recording and eavesdropping, and how to "police the police" and build confidence with patrol officers. Video technology could provide evidence of crimes or attacks against officers, streamline the truth-finding process by providing the best evidence, and encourage the humane treatment of suspects. ICV systems have the potential to add a layer of accountability and trust between the police and the public. (Source: The National Criminal Justice Reference Service).

     States and municipalities are moving toward digital video technology. For example, the State of Texas authorized $18.5 million for the purchase of police in-car video equipment, through Senate Bill 1074, 77th Legislature. An RFP was issued in May 2002, and the entire contract was awarded to a competitor in August 2002.

     The ICOP Model 20/20(TM) product has a competitive advantage over the VHS format for the following reasons:

     o    Digital video storage is compact

     o Digital video playback by computer is random access, not sequential as with tape systems

     o    Improved resolution (picture quality)

     o Indexing (file locating) by date, time, officer- in- charge, location etc. is automatic

     o Lat/Long information is valuable to track discarded items (i.e., drugs, weapons) from fleeing suspects

     o    Simultaneous dual camera recording

     o    No image degradation due to copying

     o Continuous loop cache memory, saves up to one minute of video per camera, prior to pushing RECORD

ICOP On Watch(TM) Camera

     There is a global explosion in the demand for security solutions. Never before has there been a greater need for early warning of threats. The growing use of CCTV, biometrics, access control, radar, and GPS technologies is accelerating at remarkable rates. New applications for these technologies are being adopted at military installations, borders, airports, nuclear facilities, power plants, and pipelines. The Company's growing technology capabilities will provide integrated solutions for these types of data sources, with component-based, fully encrypted wireless remote video monitoring and data systems.

     Video surveillance systems are currently undergoing a transition where more and more analog solutions are being replaced by digital. The number one factor driving the demand for video surveillance sales today is the replacement of analog equipment with digital equipment (J.P. Freemen Co, Inc.: 2003 Worldwide Report on CCTV and Video Surveillance Market). Digital technology enables audio-video data compression that minimizes transmission bandwidth and storage requirements and permits security cameras to operate on standard data networks without the expense of bulky coaxial cables.

     An "intelligent camera" is a machine vision camera that does not require a separate PC to operate, and all the needed functionality is built into the unit. The Company is developing an intelligent camera, called the ICOP On Watch(TM), which can continuously monitor an at-risk site, such as a border. The system can detect motions and distinguish between naturally occurring movements (such as leaves waving in the wind) and a human being. Alerts are issued automatically to appropriate security personnel, to facilitate further investigation. With this automated monitoring and recognition of possibly hostile intruders, large areas can be efficiently monitored, with minimal man-power, enabling a site to be warned quickly.

     The ICOP "On Watch(TM)" intelligent video surveillance camera, currently under development, is projected for completion in the first quarter of 2005. ICOP On Watch(TM) includes proprietary technologies for a video surveillance camera for use in video surveillance for at-risk facilities (such as airports, borders, seaports, utilities, private industry, etc.). Using proprietary intelligent cameras and surveillance image analyzing software, and a standard cellular phone network, the system will provide a comprehensive view of a defined area, centrally monitor contracted sites 24/7 in real time, and detect threats and issue warnings when there is an intrusion, thereby improving security and reducing overall security costs.

     A few key benefits of the ICOP On Watch(TM) camera will include:

     o All-digital "intelligent camera" adds advanced capabilities such as motion detection and stabilization, with encryption
              = Minimum monitoring requirements
              = Enhanced security

     o High-compression ratio for storage of high-resolution images = High integrity of data
              = High speed data transmission
              = Lower storage requirements

     o Design flexibility for development of multiple products for multiple applications, multiple price points

     o    Reduction of human oversight and human error

     o    Wired, fiber, and wireless media
              = Infinitely expandable

The Market for our Products

     The 2004 security industry is a $150 billion industry in the United States alone, and is expected to grow to more than $170 billion in 2006. The current administration in Washington, and Congress, is strongly voicing its commitment to combating terrorism worldwide, and is committing $40 billion for security for 2004 and another $40 billion in 2005.

     ICOP Digital Inc. has three core business (customer) segments, which include:

     (1) First Responders includes law enforcement, military, fire departments, and emergency medical personnel.

     (2) Critical Infrastructure are those assets and facilities needed to support commerce and the lives of citizens (banking and financial institutions, energy and chemical sites (gas, electric power, water, and nuclear power plants), transportation (rail, road transportation, marine transportation, and airports), telecommunications, government facilities, bridges, dams, border patrol, seaports, federal monuments and national icons.

     (3) Private Industry

     There are more than 18,000 law enforcement departments in the U.S., and it is estimated that there are 440,000 police vehicles currently in service in the U.S. alone. Approximately 70,000 new vehicles are leased and/or purchased by law enforcement agencies each year. Due to varying budgets and replacement schedules, it is difficult to project the size of the annual market and of course it is not possible to estimate how much of the Market we can expect to receive. This application is also useful in many other special use vehicles including fire trucks, EMT vehicles, school buses, trains, taxi cabs, etc.

     As new technology for in-car video becomes available, departments will want to upgrade old-style systems. In addition, old systems will be dropping out of warranty, needing service, etc. allowing for the purchase of replacement, upgraded models.

     The market for video recording technology in public and private sector applications has realized only about 10 percent of its potential, estimates Michael Shanahan, co-chairman of the International Association of Chiefs of Police (IACP) Private Sector Liaison Committee and a retired University of Washington police chief. "The market opportunity is vast. We're in the infancy of the use of this technology on a broad basis."

     "It is projected that there will 9 million video surveillance cameras in operation in the U.S. by 2005, however, there will not be 9 million security personnel monitoring those cameras. This gap demands that new technologies perform much of the monitoring work themselves, providing "auto alerts" to security personnel as needed." (Kirk Evans, PhD, Program Manager - Border and Transportation Security Directorate, U.S. Department of Homeland Security - 2004 Department of Homeland Security Industry Forum)

     In addition to the hardware and servicing we offer, we also will offer financing options to our customers, such as installment payment plans, and lease options for our equipment through a wholly-owned, indirect subsidiary, ICOP Financial Services, Inc., a Nevada corporation.

Marketing

ICOP Model 20/20(TM)

     The Company markets the ICOP Model 20/20 through distributors with extensive experience in marketing to law enforcement agencies.

     This arrangement gives the Company representation in all fifty states, as well as abroad. For example, the ICOP Model 20/20 is being considered by the New South Wales Police in Australia as a possible solution for their in-car video needs.

     The distributor network calls on all levels of city, county, state and federal law enforcement agencies. They also attend national, state and local trade shows representing the Company and the ICOP Model 20/20.

     The sales staffs of our distribution network have established reputations for bringing innovative and quality products to the law enforcement community.

ICOP On Watch(TM) Camera

     The ICOP On Watch(TM) camera will be marketed through strategic partnerships with best-in-class product and service providers around the world - solutions providers of complimentary technologies and/or consulting services, to meet the growing demands for our heightened security awareness. The Company will also license its technology to third party vendors.

     ICOP Digital will forge partnerships and alliances in the private sector to deliver surveillance and communications solutions to our three core market segments, to provide end-to-end surveillance and communications solutions, to mitigate risk exposure, better respond to emergencies, and reduce operational costs for customers. Our partners will benefit by enhanced profitability and innovative customer solutions. Partners will be able to enhance the value of their security products and services by allowing ICOP's surveillance and communications solutions to complement their existing security strategies. ICOP Digital will provide our partners with the support needed in order to present our products to prospective customers - a team of professional engineers, sales executives, and marketing materials.

     Potential partners include, but are not limited to organizations with expertise in threat assessments, social contingency planning, crisis management, architectural and personal safety and security, and information and intelligence management.

     We also plan on marketing to IT Integrators: While operatives in this field have historically been oriented toward the sale of computer and software systems to integrate enterprise functions, their knowledge of computer technology easily equips them to sell video surveillance systems. Many IT integrators include video security in their product offering. Integrators are better skilled than dealers or distributors. They also tend to focus on system sales rather than recurring revenue generated by monitoring contracts. Systems Integrators do not normally market their own name-branded equipment. They are the fastest growing sales by distribution channel for video surveillance systems. Integrator video surveillance system sales increased 44% from 2000 to 2002. (J.P. Freeman Co., Inc. 2003 Report on the Worldwide CCTV and Digital Video Surveillance Market).

Competition

     The digital in-car video market has several key competitors, including Kustom Signals (approximately 50% of the market for in-car video), Motorola, Mobile-Vision, and IBM. Starting with just a few manufacturers with very few sales of in-car video systems, the industry has now grown into several manufacturers and millions of dollar per month in sales. It is estimated that less than 40% of the police vehicles in the United States have video systems, though this figure is growing rapidly.

     Currently, there are four different types of in-car recording devices being sold:

     o Camcorder Type Units: These are priced at the low end of the market. The disadvantages of these systems are that they are mounted on the dash and are not very secure and, as such, can be a projectile in an accident or chase. The only advantage other than price is that they can be removed from the vehicle to record other events. There are three companies selling this type of system to law enforcement.

     o Trunk Mounted, Two or Three Piece Units with VCR: This is the leading type of unit being sold as it has been in the market the longest. The disadvantages of this system include: difficult installation, takes up too much trunk space, uses old technology, tape storage problems, and temperature sensitive (heat and cold affect it). The advantage is that it is the most well known and fully accepted system at this time. There are approximately 8-10 companies selling this type of system to law enforcement.

     o One-Piece Hi-8 Systems: The big advantage of this type of unit is that it is in one piece that mounts on the headliner of the police vehicle. Installation is quick and easy, it is not as vulnerable to temperature extremes, and the storage tapes are smaller and easier to store. The disadvantages include the inability for it to fit in all vehicles, ongoing tape management, and old technology. There are currently three companies offering this system to law enforcement.

     o Digital Systems: These are the newest technology available for in-car video systems in the marketplace. Digital systems are what police departments are asking for today. Some of the digital units offered by the competition have been developed for installation of the main unit in the trunk of the vehicle, resulting in prolonged installation time, and inefficient servicing of the units. ICOP's new digital system was developed based on our surveys of the law enforcement industry. Our system addresses and resolves many problems inherent in the products we compete against.

The video surveillance market is poised for explosive growth. Many companies are entering this space. Key competitors in the video surveillance camera market include Pelco, Panasonic, Sony, Sanyo, and Philips. This product category is much more a wide open market than it had been previously with many brands at market share levels of 4% or less.

     We face competition in all geographic markets and each industry sector in which we operate. We expect aggressive competition from video, GPS and radar technology industry companies. We also face aggressive competition from the traditional product lines in this industry. In addition, relatively few barriers prevent entry into the video technology, GPS and radar markets by others. The effect of this competition could reduce our revenues, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.

Employees

     At the present time, we have a total of 7 full-time employees of which 5 are in management and administration and 2 are in engineering. The Company also has agreements with several engineers as independent consultants to develop and engineer the ICOP On Watch (TM) camera. ICOP Digital, Inc. will own any and all intellectual property which is developed by these engineers, and will retain exclusive rights to future product development, marketing, and licensing of the technology.

Manufacturing Operations

     The Company does not intend to expend significant operating capital for in-house manufacturing capabilities but plans to take advantage of the availability of offshore and domestic high-tech contract manufacturing firms. Our personnel have considerable experience in negotiating purchasing contracts with such firms.

Inventory Systems

     Inventory warehousing and shipping is managed out of the Overland Park, Kansas facility. The Company utilizes standard warehousing systems to store, retrieve, monitor and manage its inventory. The Company does not warehouse the multitude of smaller component pieces thereby reducing the inventory carrying cost, effort, space and control features necessary to facilitate such an effort.

Intellectual Property

     Wherever possible and applicable, the Company will protect its technology, processes and designs with patents and trademarks. The Company has engaged the services of Blackwell Sanders Peper Martin, LLP to assist in the protection of its intellectual properties. Patent applications were filed with the U.S. Patent and Trademark Office for the ICOP Model 20/20(TM) in August 2003. Trademarks have been approved for both the "ICOP" name and for the stylistic use of the logo.

     ICOP Digital currently has the following patent applications:

Ref # 16967.10002 - Provisional Application - Data Acquisition and Display system and method of operating same; filed 8/26/2003.

Ref # 16967.10004 - PCT Application - Data Acquisition and Display system and method of operating same; filed 10/1/2003 with a priority date of 8/26/2003.

Ref # 16967.10001 - Provisional Application - Data Acquisition and Display System/Method of Establishing Chain of custody; file 10/22/2003.

Material Contracts

     ICOP Digital has a $2,500,000 letter of credit facility with Bank of America which requires full cash collateral before letters of credit may be issued under it.

     The Company has arranged to have its principal product, the ICOP Model 20/20(TM), produced by a manufacturer in Japan. We currently owe the manufacturer approximately $1.7 million. While the Japanese manufacturer has assisted in the development of the ICOP Model 20/20(TM), the Company maintains the intellectual property rights necessary to produce this product. However, this manufacturer has the intellectual property rights to a method of data compression used in the ICOP Model 20/20(TM). If this data compression technology were no longer available to the Company, the ICOP Model 20/20(TM) could still be produced by another manufacturer; however, a partial redesign would be required and likely result in a production delay. Production of the ICOP Model 20/20(TM) is expected to increase as additional manufacturing capacity is dedicated to this product, as additional purchase orders are received and as working capital becomes available.


Item 2.  Description of Property.

     The Company offices are located at 11011 King Street, Suite 260, Overland Park, Kansas 66210 in approximately 4,500 square feet of leased office space. The Company has an arrangement with a contract manufacturing group in Japan for turn-key production of the ICOP Model 20/20(TM). Other products marketed by the

Company are manufactured in the U.S. by third party manufacturers, therefore, at the present time we don't require any manufacturing facilities. All of our space is leased from third party landlords and we believe our leased space and our leases are adequate for the terms of the leases for our current and expected needs.

Item 3.  Legal Proceedings.

     We do not know of any pending or threatened legal proceedings to which we or any of our executive officers or directors are a party as a result of their activities as such on behalf of the Company. We also are not aware of any proceedings being contemplated by governmental authorities against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no items submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) Principal Market or Markets. The Company's stock was granted the symbol "VXPL" on December 31, 2002 to permit it to trade on the Over the Counter Bulletin Board ("OTCBB"). To date upon information there has been only limited trading in the Company's stock. A registration statement on Form SB-2 was declared effective in April of 2002 and subsequently a post-effective Amendment was declared effective in July of 2002. However, the information contained in the Registration Statement is currently out of date and no trading can occur in reliance on that Registration Statement until it is subsequently amended. We plan on filing a post-effective Amendment to our Registration Statement as soon as practicable. The posted closing price on March 22, 2004 was $.15 per share and to our knowledge that was the last trade. The highest price from January 2, 2003 to December 31, 2003 was $.15 and the lowest price was $.01. These prices were on the OTC BB and may not reflect actual trades and do not reflect mark-up or mark-downs.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of our common stock as of July 11, 2003, was approximately 184.

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




                                  No. of Securities to        Weighted-Average         No. of Securities
                                     be issued Upon           Exercise Price of       Remaining Available
                                      Exercise of               Outstanding           for Future Issuance
     Equity Compensation         Outstanding Options,         Options Warrants           Under Equity
           Plans                  Warrants & Rights(1)            & Rights             Compensation Plans
----------------------------     ----------------------- ------------------------- ----------------------
Approved by security holders              0                        $0.00                         0

Not approved by security
holders                               1,950,000                    $1.00                         0

--------------------------------
(1) Results from cancellation of all prior options of Vista and substitution of plans acquired as a result of ICOP acquisition and the subsequent cancellation of the Ken McCoy option upon termination of the investment in McCoy's Law Line.

     (e) During the last quarter of the year-ended December 31, 2003, the Company issued a total of 600,000 shares of its common stock, 300,000 shares each to two accredited investors for a purchase price of $0.50 per share. Net proceeds to the Company were $300,000 as no discounts or commissions were paid.
The sales were made pursuant to Section 4(2) of the Securities Act of 1933.

     Effective with the date of the acquisition of ICOP Digital, one of our directors, Charles A. Ross, Sr. cancelled back into treasury, 500,000 shares of our common stock previously owned by him. Therefore, at the effective date of the acquisition of ICOP Digital, January 13, 2004, a total of 1,790,000 shares of the Registrant's common stock were issued and outstanding as a result of the merger, and an additional approximately 14,577,000 were issued on a pro rata basis to all of the shareholders of ICOP Digital.

     During the first quarter of 2004, Ken McCoy cancelled back to treasury
700,000 shares of our common stock and 500,000 options at $1.00 as part of the sale of our investment in an unconsolidated subsidiary.

Item 6.  Plan of Operation.

Change of Fiscal Year and Name

     As a result of the acquisition of ICOP Digital, Inc. on January 13, 2004, we have changed our fiscal year end to December 31 from March 31. Also, at its next shareholder meeting, management intends to propose an amendment to the Company's Articles of Incorporation, among others, to change the Company's name from Vista Exploration Corporation to ICOP Digital, Inc.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the

                                       13

disclosure of the contingent assets and liabilities at the date of the financial statements and revenue and expenses for the period reported. Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates are evaluated periodically and form the basis for making judgments regarding the carrying values of assets and liabilities and the reported amount of revenue and expenses. Actual results may differ from these estimates under different assumptions.

     The Company's critical accounting policies are those that it believes are the most important in determining its financial condition and results, and requires significant subjective judgment by management. A summary of the Company's significant accounting policies, including the critical accounting policies discussed below, is set out in the notes to the financial statements.

Basis of Presentation

     The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7. The Company has been in the development stage since inception in May 2002 and has had no operating revenues or earnings from operations. The Company's success is dependent upon developing or acquiring commercial products and developing commercial markets adequate to achieve profitable operations. There is no assurance that the Company can achieve such products and markets. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered significant losses since inception and has a deficit working capital position and a net capital deficiency at December 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2003 and 2002, the Company raised capital through the sale of common stock. The Company plans to seek additional funding to maintain its operations through debt and equity financing. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon its ability to meet its obligations on a timely basis, and ultimately to attain profitability.

Investment in Unconsolidated Subsidiary

     The Company invested in a marketing company in February 2003 and terminated the investment in March 2004. This investment was accounted for using the equity method of accounting for temporary investments and was reflected on the balance sheet as "Investment in unconsolidated subsidiary" in the statement of operations as "Equity in losses of equity-method investee." The amount of the charge to the statement of operations of $450,000 was the net cost of ownership of the subsidiary for the period of time that it was owned.

Business Restructuring

     Effective December 31, 2003, ICOP Digital, Inc. exchanged all of its outstanding shares of common stock for shares of common stock of Vista Exploration Corporation, representing 89 percent of the outstanding shares of the combined company. The combination has been treated as a recapitalization of ICOP, with Vista as the surviving entity. Since Vista had no assets, net liabilities and no operations at the time of the combination, the recapitalization has been accounted for as the sale of 1,790,000 shares of ICOP common stock for the net liabilities of Vista. The historical financial statements presented herein are those of ICOP.

Research and Development Costs

     Research and development costs are charged to expense as incurred. No costs are deferred since the requirements that a product under development be clearly defined, have identifiable costs, be technically feasible, and have a clearly defined market or use, and the Company have the financial resources to complete the project are not objectively assured. If the costs associated with the project were deferred, any deferred costs would be recovered as charges against earnings in future periods.

Foreign Currency Translation

     The company outsourced certain research and development to a Japanese firm. Services and products were billed to the Company in the local currency. Liabilities in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into US dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income.

Forward-Looking Statements

     This report on Form 10-KSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in "Description of Our Business," "Plan of Operation" and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the following matters, are forward looking statements:

     o    the success of ICOP's new business plan;
     o our ability to raise enough capital to continue development and marketing of our products;

     o the ability of our management to file and have declared effective a registration statement, re-registering the resale of our common shares; and
     o    the expansion and growth of our operations.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     o risks and uncertainties, including the risks discussed in this annual report,
     o    general economic and business conditions,
     o    market acceptance of our products; and
     o changes in laws or regulations and other factors, many of which are beyond our control.

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

Our Revenue Goals

     We are in the final design stages to commence manufacturing of the ICOP Model 20/20(TM) digital cameral device for installation in police and other emergency vehicles. We expect to begin receiving revenues from the sales of the ICOP Model 20/20(TM) commencing in the third quarter of 2004. Based on our current estimates, we believe initially we will be able to generate gross margins of approximately 40% of all sales from this product line, which should permit us to reach the break even mark from operations before the end of the fourth quarter of 2004, based on our perceived product demand.

Our Twelve Month Plan of Operations

     We expect to execute a manufacturing agreement to produce up to 1,100 ICOP Model 20/20(TM) units over the following six months. Under the terms of this agreement, the manufacturer will be responsible for purchasing the components to be utilized in the units and manufacturing the units, and we will be required to provide a letter of credit to be used when the units enter the United States. Our distribution partner is presently pursuing and taking orders for the units and will be required to provide a letter of credit when the orders are placed.

     As of this date, we believe we will have a need for at least $5,000,000 in additional financing to cover our outstanding engineering expenses, our letter of credit costs and continued operations pending delivery of the first orders. Our expenses continue to exceed our cash flow by approximately $200,000 per month, principally related to product development of the ICOP Model 20/20(TM) and the ICOP On Watch (TM) Camera. Any proceeds in excess of the minimum financing necessary of $3,000,000 will be used to build inventory. We expect our capital raising efforts to be completed by not later than July 1, 2004, which will thereafter allow us to conclude sales orders, accelerate the manufacturing process, and accelerate delivery of the ICOP Model 20/20(TM) by approximately the later part of the third quarter of 2004. We believe the time from when we release product for manufacturing until units are completed and can be delivered to our customers will be approximately four to six weeks, depending on the availability of certain of the components.

     Currently, our "burn rate" is $200,000 per month. Prior to the receipt of material revenue from sales of the ICOP Model 20/20, we believe the burn rate should increase to approximately $250,000 per month, until such time as unit sales of the ICOP Model 20/20(TM) increase to 200 per month, at which point we should be at approximately break even. During the next 12 months, we anticipate spending approximately $1,500,000 on research and development to make enhancements to the ICOP Model 20/20(TM) device and the ICOP On Watch (TM) Camera. We have also anticipated annual expenses for warranty service of approximately $150,000 for the next 12 months, which should remain reasonably constant during follow-on years as a result of an expected decrease in the number of warranty claims as a result of our additional research and development, and debugging of the system, notwithstanding increased sales which are expected during follow-on periods.

     We do not expect to increase our administrative staff substantially in the near term, since all of our manufacturing and marketing of the ICOP Model 20/20(TM) will be handled by third parties.

     The timing of additional activities and the penetration of other markets beyond those described above, depends on the speed with which we penetrate the digital video market in the police and other emergency vehicle units. Additionally, while it is not likely, it is possible that we might consider manufacturing our own systems once the process is substantially automated and should we be able to determine that we can do so cost effectively.

Results of Operation

     Since the Company was formed on the 24th of May, 2002, the period reported through December 31 of 2002 is essentially seven months versus the full twelve month period ended December 31, 2003 in this comparison. Selling, general and administrative expenses increased from $258,000 for the short period ended December 31, 2002 to $1,055,000 for the year ended December 31, 2003 principally as a result of the short period but in addition the greatly stepped up activity in preparation for the marketing of the ICOP Model 20/20(TM) system. Research and development expense increased from $178,000 in the period ended December 31, 2002 to $2,828,000 in the 12 months ended December 31, 2003. Once again, this was impacted by the short period but also reflects the additional cash available for research and development created by the additional investment received during the year ended 2003. While there were no expenses related to losses in equity investments for 2003, we recorded $450,000 of such expenses for the year ended December 31, 2003 as a result of the sale of our investment in the McCoy's Law Line. Total operating expenses increased from $536,000 in the period ended December 31, 2002 to $4,333,000 for the year ended December 31, 2003 and the losses from operations increased by the same amounts for the corresponding periods reflecting the fact that the Company recorded no revenue during either period to offset against total operating expenses for each of these periods. The basic and diluted weighted average common shares outstanding increased from 7,341,944 for the period ended December 31, 2002 to 13,435,832 shares for the period ended December 31, 2003. The increase in weighted average common shares outstanding reflects principally our success in raising capital to fund research and development and other operating expenses during the year ended December 31, 2003.

     Looking forward, as set forth elsewhere in this report, management expects to commence receipt of revenues from the sale of its ICOP Model 20/20 systems during the second quarter of 2004. If sales meet managements expectations, it is expected that absent any material change in our operating expenses or an acceleration in our research and development expenses that we could reach break even during the third quarter of 2004. Of course, there are several unknowns including general economic, geopolitical and fluctuations in currencies which could impact this projection negatively.

Liquidity and Future Capital Requirements

Our Revenue Goals

     We are in the final design stages to commence manufacturing of the ICOP Model 20/20(TM) digital camera device for installation in police and other emergency vehicles. We expect to begin receiving revenues from the sales of the ICOP Model 20/20(TM) commencing in the third quarter of 2004. Based on our current estimates, we believe initially we will be able to generate gross margins of approximately 40% of all sales from this product line, which should permit us to reach the break even mark from operations before the end of the fourth quarter of 2004, based on our perceived product demand.

Our Twelve Month Plan of Operations

     We expect to execute a manufacturing agreement to produce up to 1,100 ICOP Model 20/20(TM) units over the following six months. Under the terms of this agreement, the manufacturer will be responsible for purchasing the components to be utilized in the units and manufacturing the units, and we will be required to provide a letter of credit to be used when the units enter the United States. Our distribution partner is presently pursuing and taking orders for the units and will be required to provide a letter of credit when the orders are placed.

     As of this date, we believe we will have a need for at least $5,000,000 in additional financing to cover our outstanding engineering expenses, our letter of credit costs and continued operations pending delivery of the first orders. Our expenses continue to exceed our cash flow by approximately $200,000 per month, principally related to product development of the ICOP Model 20/20(TM) and the ICOP On Watch (TM) Camera. Any proceeds in excess of the minimum financing necessary of $3,000,000 will be used to build inventory. We expect our capital raising efforts to be completed by not later than July 1, 2004, which will thereafter allow us to conclude sales orders, accelerate the manufacturing process, and accelerate delivery of the ICOP Model 20/20(TM) by approximately the later part of the third quarter of 2004. We believe the time from when we release product for manufacturing until units are completed and can be delivered to our customers will be approximately four to six weeks, depending on the availability of certain of the components.

     Currently, our "burn rate" is $200,000 per month. Prior to the receipt of material revenue from sales of the ICOP Model 20/20, we believe the burn rate should increase to approximately $250,000 per month, until such time as unit sales of the ICOP Model 20/20(TM) increase to 200 per month, at which point we should be at approximately break even. During the next 12 months, we anticipate spending approximately $1,500,000 on research and development to make enhancements to the ICOP Model 20/20(TM) device and the ICOP On Watch (TM) Camera. We have also anticipated annual expenses for warranty service of approximately $150,000 for the next 12 months, which should remain reasonably constant during follow-on years as a result of an expected decrease in the number of warranty claims as a result of our additional research and development, and debugging of the system, notwithstanding increased sales which are expected during follow-on periods.

     We do not expect to increase our administrative staff substantially in the near term, since all of our manufacturing and marketing of the ICOP Model 20/20(TM) will be handled by third parties.

     The timing of additional activities and the penetration of other markets beyond those described above, depends on the speed with which we penetrate the digital video market in the police and other emergency vehicle units. Additionally, while it is not likely, it is possible that we might consider manufacturing our own systems once the process is substantially automated and should we be able to determine that we can do so cost effectively.

Liquidity and Future Capital Requirements

     Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2003, to state that our losses, working capital deficit, and net shareholder deficit at December 31, 2003 raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations through the manufacture and sale of the ICOP Model 20/20(TM) product. We cannot assure you that our business plans will be successful in addressing this issue.

     Since the inception of our current business plan in 2002, we have financed our operations primarily through the private sale of our common stock and preferred stock. As of December 31, 2003, we had approximately $118,780 of cash and cash equivalents, and a net working capital deficit of $2,019,330.

     During 2003, we raised approximately $2,596,000 through the sale of our common shares. During the first three months of 2004, we raised an additional approximate $1,100,000 through the sale of our preferred stock. We have the immediate need for approximately an additional $5,000,000 to pay our outstanding engineering costs, begin the manufacturing of our product, promote sales, and support our operations in the near term, as described in our 12 month plan of operation. We anticipate obtaining agreements to pay the outstanding engineering costs, totaling approximately $1,800,000 over a period of time as units are manufactured and sold, leaving $3,200,000 to be raised from other sources. If we are unable to close the sale of this additional financing before the end of July 2004, it would place us in a very hazardous position and we would be required to, at the very least, discontinue the product development of the ICOP Model 20/20(TM). The additional funds may take the form of debt or equity securities, or a combination or both. Holders of debt or equity, or equity securities issued in the future, could have rights, preferences and privileges senior to holders of our common and preferred stock, and the terms of any debt could restrict our operations. Furthermore, the sale of additional equity or convertible debt securities could result in additional dilution to our existing shareholders.

     We currently do not have any commitment for, or readily available source of this additional financing, nor can we assure you that additional financing will be available to us on commercially reasonable terms. We cannot estimate at what price we may be able to sell our securities, or what type of security may be sold; however, our last private offering prior to filing this registration statement, was at a price of $6.00 per share of convertible preferred stock. Each share of this preferred convertible stock can be converted into eight shares of common stock and includes a warrant for the same number of additional shares of common stock at a price of $1.80 per share.

     We currently do not have any commitment for, or readily available source of this additional financing, nor can we assure you that additional financing will be available to us on commercially reasonable terms. We cannot estimate at what price we may be able to sell our securities, or what type of security may be sold; however, our last private offering prior to filing this registration statement, was at a price of $6.00 per share of convertible preferred stock. Each share of this preferred convertible stock can be converted into eight shares of common stock and includes a warrant for the same number of additional shares of common stock at a price of $1.80 per share.

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

Item 8.A.  Controls and Procedures.

     The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

     Charles A. Ross, Sr., who serves as the Company's Chief Executive Officer and David C. Owen, who serves as our Chief Financial and Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) as of December 31, 2003, (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Audit Committee; and Code of Ethics.



                                   MANAGEMENT

Directors and Officers

         The following table sets forth the name, age and position of each of our officers and directors as of this date.

Name                     Age     Position                                   Term
----                     ---     --------                                   ----

Charles A. Ross, Sr.     63      Chairman, CEO and Director                 April 2001 to present
David C. Owen            65      CFO and Director                           February 2003 to present
Laura E. Owen            46      Vice President of Administration
                                 and Corporate Secretary                    June 2003 to present
Roger L. Mason           51      Director                                   January 2003 to present


Charles A. Ross, Sr. -- Chairman, Chief Executive Officer and Director

     Charles A. Ross, Sr. has been our Chief Executive Officer and a Director since April 10, 2001 and since May of 2002, CEO and a director of ICOP Digital, Inc., a development stage company developing electronic surveillance equipment for law enforcement agencies.

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

David C.  Owen, 65 -- President and CFO:

     Mr. Owen has been an officer and director of ICOP since February 2003, and of Vista since January 2004. Mr. Owen has been president of Owen & Associates,
Inc. since 1998, a private investment and management entity. He has more than 40 years experience in the financial industry having served as Chairman, President and CEO of two banks in the Kansas City area and Regional Manager for Stephens, Inc.- an investment banking firm located in Little Rock, Arkansas.

                                       20

     Mr. Owen has extensive experience in mergers and acquisitions and in the financial reporting requirements of public companies. He is active in the community having served as State Senator and Lt. -Governor of Kansas. He is a graduate of Ottawa University, Ottawa, Kansas with a degree in Economics. He also received post graduate training at Ohio State University and Rutgers University in conjunction with the American Bankers Association. He is currently a member of the Board of Trustees of Ottawa University, Member of the Executive Committee and Board of the Greater Kansas City Fellowship of Christian Athletes.

Laura E. Owen, 46 -- Vice President of Administration and Corporate Secretary:

     Ms. Owen has been with ICOP since May of 2002 and is responsible for shareholder relations, assisting with the strategic development of the Company, the management of leasing operations, and corporation administration. From 1998, until joining ICOP, she served as President of Unicard, a privately held travel insurance business. She has worked in large corporations, owned small businesses, and worked in investment banking. Ms. Owen was the first woman to be appointed Secretary of Commerce (KDOC) for the State of Kansas, the state's leading economic development agency. She has served on numerous state boards and commissions, including KTEC (Kansas Technology Enterprise Corporation), a public/private organization whose mission is to increase the presence of technological companies in the State of Kansas. Ms. Owen has a degree in Business Administration from Delaware Valley College in Philadelphia, Pennsylvania. She also studied at the Sorbonne University in Paris, and has traveled extensively abroad in support of business projects. She currently serves on the board of Heart To Heart International, a humanitarian organization which delivers pharmaceuticals and medical supplies worldwide.

Roger L.  Mason, 52 -- Director

     Mr. Mason has been a director of ICOP since May of 2002. Mr. Mason has owned his own real estate development business since 1995 in Olathe, Kansas. He also has twenty years of experience (Road Electronics, Birdview Satellite Communications, Cobalt Boats, and Mason Electronics) in various capacities centering around corporate purchasing and manufacturing management, which provides him a solid base of understanding as it pertains to the various methods and procedures in manufacturing and purchasing departments for a high technology company.

     Mr. Ross was elected to serve a three-year term at our annual meeting which occurred in 2001 as a Class A director. Mr. Ross will be up for reelection at our next annual meeting to occur during the third quarter of 2004. At the first board of directors meeting held subsequent to the acquisition of ICOP, Mr. Ross appointed our Chairman and Chief Financial Officer, David C. Owen, to join him as a Class A director whose term will also expire at the next annual meeting. Roger L. Mason, our independent director, was appointed to serve as a Class C director whose term will expire after our annual meeting held in 2006.

     Staggered terms tend to protect against sudden changes in management and may have the effect of delaying, deferring or preventing a change in our control without further action by our shareholders, such as removing directors from our board as provided under Colorado law.

     Our officers are elected by the board of directors at the first board of directors meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified in accordance with our Bylaws. Our next annual meeting of shareholders is scheduled for August 10, 2004.

     There are no agreements or understandings for our sole officer and director to resign at the request of another person nor is he acting on behalf of or at the direction of any other person.

     Laura E. Owen and David C. Owen are husband and wife.

     The Registrant is not a listed issuer, and has no nomination committee or executive compensation committee, as these functions are performed by the board of directors.

Section 16(a) Beneficial Reporting Compliance

     Based upon information provided to us by our directors, executive officers and persons holding more than 10% of our common stock, we believe that there were no late filings.

Audit Committee and Financial Expert

     The Company's Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

     o    Compliance with applicable governmental laws, rules and regulations;

     o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     o    Accountability for adherence to the code.



     Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Item 10. Executive Compensation.

     This section sets out the annual compensation paid to our officers for the last fiscal year and includes the historic income received from ICOP. No executive officer of ours received annual compensation in excess of $100,000 during the last fiscal year.

                                                                             Long-Term Compensation
                                        Annual Compensation                  Awards
                                                                                                      Payouts
                                                                                    Securities                All
                         Fiscal                          Other        Restricted    Underlying     LTIP       Other
  Name and Principal      Year     Salary     Bonus      Annual      Stock Awards    Options/     Payouts     Comp.
       Position          Ending      ($)       ($)       Comp.          ($)          SARs (#)       ($)        ($)
  ------------------     ------    ------     -----      -----       ------------   ----------    -------     -----
Charles A. (Bud)
Ross, Sr., Chief
Executive Officer         2003     $60,000      0          0             0               0           0          0

                          2002     95,000       0          0             0          500,000(1)       0          0

                          2001     40,000       0          0             0               0           0          0

(1) Cancelled by Agreement effective January 13, 2004.

                                Option/SAR Grants in last Fiscal
                                  Year(1) (Individual Grants)          Percent of total         Exercise or
                                Number of Securities Underlying     options/SARs granted to      base price     Expiration
 Name and Principal Position       Options/SARs granted (#)         employees in fiscal year       ($/Sh)          Date
 ---------------------------             -----------                         ----                  ------          ----
Owen Enterprises, LLC.(2)                 1,000,000                            51%                 $1.00      Dec. 31, 2007
Laura E. Owen                              175,000                            8.9%                 $1.00      Dec. 31, 2007

------------------------------
(1) This information is as of December 31, 2003
(2) David C. Owen is the Manager of Owen Enterprises LLC.

Laura E. Owen, wife of David C. Owen, is Vice President of Administration and
Corporate Secretary.

Officer Compensation

     David C. Owen, President and Chief Financial Officer, had a base salary, pursuant to his Executive Employment Agreement commenced on March 24, 2003, of $60,000 per year. Effective January 1, 2004, the annual compensation increased to $90,000 per year. Mr. Owen is also entitled to participate in the Company's
Stock Option Plan and 401(k) Plan.

     Charles A. (Bud) Ross, Sr., Chairman and Chief Executive Officer, had a salary pursuant to his Executive Employment Agreement commenced on March 24, 2003, of $60,000 per year. Effective January 1, 2004, the annual compensation increased to $90,000 per year. Mr. Ross is also entitled to participate in the Company's Stock Option Plan and 401(k) Plan.

     Laura E. Owen, Vice President of Administration and Corporate Secretary commenced employment in June 2003 with the Company, and has an annual compensation of $70,000. Ms. Owen is also entitled to participate in the Company's Stock Option Plan and 401(k) Plan.



Option Exercises and Values

     Laura E. Owen owns 175,000 options to purchase common stock at $1.00 per share. None of our other executive officers holds any stock options of our common stock.

Long-Term Incentive Plans

     We have a Stock Option Plan that authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified stock options for the purchase of an aggregate of 5,000,000 shares of Common Stock, subject to adjustment for stock splits and similar capital changes. Employees and, in the case of nonqualified stock options, directors, consultants or any affiliate are eligible to receive grants under our plans. As of March 31, 2004, there are 1,950,000 outstanding options under our Stock Option Plan.

     We also have established a 401(k) plan which will enroll employees April 1, 2004, with an effective date of January 1, 2004. It is a 3% Safe Harbor Plan, which also allows individual optional employee deferrals. This plan also includes an optional Profit Sharing Plan, which is funded annually at the discretion of the Board of Directors.

Employment Contracts and Termination of Employment Arrangements

     Except as set forth above under Officer Compensation, there are no other compensatory plans or arrangements, including payments to be received from us, with respect to the resignation, retirement or other termination of the employment of any executive officer or related to a change in control in us.

Director Compensation

     None of our directors received any compensation during our most recent fiscal year for serving in their position as directors. If we do have funds available in the future, we likely will reimburse our directors for expenses incurred by them in their duties as a director.

Limitation of Liability and Indemnification

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

Item 11. Security Ownership Of Certain Owners And Management.

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2004 by (i) each of our executive officers, directors and director nominees, (ii) all executive officers, directors and director nominees as a group, and (iii) each person who beneficially owns more than 5% of our common stock (each a "Principal Stockholder"). As of March 31, 2004, there were 15,817,000 shares of our common stock issued and outstanding.

                                                  Shares of          Percent
                                                 Common Stock       of Class
      Name and Address of                        Beneficially     Beneficially
       Beneficial Owner                             Owned            Owned
      -----------------                             -----            -----

Charles A. "Bud" Ross                              3,000,000         18.97%
David C. Owen(1)(2)                                2,819,000         17.82%
Laura E. Owen(3)                                     215,000          1.36%
Roger L. Mason                                       600,000          3.80%
Kenneth L. McCoy                                     850,000          5.37%
                                                   ---------          -----
Total Ownership by Directors and Officers          7,484,000         47.32%
                                                   ---------         -----

Total Shares Outstanding                          15,817,000         100.0%

(1) Includes common shares that may be held by a spouse, trust or business entity under the control of the listed stockholder.

(2) Includes 1,000,000 unexercised options to purchase additional common shares at $1.00 per share owned by Owen Enterprises, LLC.

(3) Includes 40,000 common shares, also included in a total for Dave Owen and 175,000 unexercised options to purchase additional common shares at $1.00 per share.

Assumes sale and conversion or exercise of all Shares of Preferred Stock and Warrants offered hereby.

     Rule 13d-3 under the Securities Exchange Act of 1934 provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within sixty days through any means, including the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

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

     On or about March 3, 2001, CMS entered into an Agreement for the Purchase of Common Stock with Charles A. Ross, Sr. pursuant to which CMS sold 900,000 shares of our common stock to Mr. Ross for $1,000. Pursuant to that agreement, on April 10, 2001, Mr. Andrews resigned as our sole officer and director and Mr. Ross became our sole officer and director.

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

     During November 2002, Laredo Enterprises, LLC and Owen Enterprises, LLC loaned us $2,500 and $7,500 respectively and received 500,000 and 1,000,000 options respectively as consideration for the loan and for consulting services to be rendered for strategic planning and asset acquisitions. The Note is a demand Note bearing interest at the rate of 10% per annum. The options are exercisable for a period of five years at a price of $.10 per share of common stock.

     Effective January 13, 2004, ICOP Acquisition was merged with and into ICOP Digital, with ICOP Digital continuing as a subsidiary of Vista. Vista's sole asset new consists of its ownership of ICOP Digital. Pursuant to the Merger Agreement, Vista issued approximately 14,500,000 new shares of Vista common stock as consideration for the approximately 14,500,000 new ICOP Digital shares issued and outstanding immediately prior to the Merger.

     Prior to the Merger, ICOP Digital and been a privately owned, Kansas-based company engaged primarily in the design, development and marketing of an innovative in-car digital video recorder system for use in the law enforcement industry. Charles A. Ross, Sr., the principal stockholder and sole officer and director of Vista and David C. Owen, an optionholder of Vista, were also stockholders, officers and directors of ICOP Digital. Upon completion of the Merger, Messrs. Ross and Owen cancelled all of their equity interests in Vista. In addition, Mr. Ross terminated his employment agreement with Vista and waived all accrued compensation. The Merger was proposed and completed in order to enhance the capital formation objectives of ICOP Digital and to satisfy the business objectives of Vista. Prior to the Merger, Vista received additional capital investments sufficient to satisfy all of its outstanding debts at the time of the Merger. As a result of the Merger, all Vista notes that had been personally guaranteed by Mr. Ross were paid in full. ICOP Acquisition, as a newly formed entity, had no independent assets or liabilities. Therefore, following the Merger, the assets and liabilities of Vista and its affiliates were only those of ICOP Digital and its subsidiaries prior to the Merger. While this was not an arms length transaction, the board of directors of both companies believe the transaction was fair in all material respects to the respective shareholders of each constituent company.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are furnished as part of this report:

Exhibit No.    Description
-----------    -----------
   3.1         Articles of Incorporation (incorporated by reference to Exhibit
               2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).
   3.2         First Articles of Amendment to Articles of Incorporation
               (incorporated by reference to Exhibit 3.1 of the Form 8-K filed
               August 16, 2001.
   3.3         Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 of the Form 8-K filed August 16, 2001).
  10.1         Agreement for the Purchase of Common Stock dated as of February
               27,2001, and effective as of March 3, 2001, by and between Corporate Management Services, Inc., Bail Corporation and Charles
               A. Ross, Sr. (incorporated by reference to Exhibit 7.1 of the
               Form 8-K filed March 9, 2001).
  10.2         Mutual Release dated as of April 30, 2001, between Bail
               Corporation and Corporate Management Services, Inc. (incorporated by reference to Exhibit 10.2 of the 10-KSB for the period ended
               March 31, 2001).
  10.3         Agreement dated June 22, 2002, between Bail Corporation, TCC
               Royalty Corp. and Austin Exploration L.L.C. regarding Shiloh
               Project/Cherokee Basin Coal Bed Methane (incorporated by reference to Exhibit 10.2 of the 10-KSB for the period ended
               March 31,2001).
  10.4         Agreement and Plan of Merger with ICOP (incorporated by reference to Exhibit 2.1 to Form 8-K for event dated 2/13/04.)
  10.5         Stock Purchase Agreement with McCoy's Law Line*.
  10.6         First Amendment to Employment Agreement between Vista Exploration
               Corporation and Charles A. Ross, Sr. dated as of June 1, 2003
               (incorporated by reference to Exhibit 10.6 to Form 10-KSB for year ended March 31, 2002 (file No. 000-27321)).
  31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------

*  Filed herewith.

         (b) Reports on Form 8-K.

         None.

Item 14. Principal Accountant Fees and Services

                                                2002           2003
1) Audit Fees                                  $5,525        $4,322.50
2) Audit related fees and services*                 0           150.00*
3) Fees for tax related services                    0             0
4) All other fees                                   0             0

*Review of Stock Options

                          VISTA EXPLORATION CORPORATION
                          Index to Financial Statements



                                                                         Page
                                                                      ----------

Report of Independent Auditors.........................................   F-2

Balance Sheet at December 30, 2003.....................................   F-3

Statements of Operations for the period from April 1, 2003 through
     December 30, 2003 and the year ended March 31, 2003...............   F-4

Statement of Changes in Shareholders' Deficit for the period from
     April 1, 2002 through December 30, 2003...........................   F-5

Statements of Cash Flows for the period from April  1, 2003 though
     December 30, 2003 and the year ended March 31, 2003...............   F-6

Notes to Financial Statements..........................................   F-7

                         Report of Independent Auditors



To the Board of Directors and Shareholders:
Vista Exploration Corporation

We have audited the balance sheet of Vista Exploration Corporation as of December 30, 2003 and the related statements of operations, changes in shareholders' deficit and cash flows for the period from April 1, 2003 through December 30, 2003 and the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Exploration Corporation as of December 30, 2003, and its results of operations and its cash flows for the period from April 1, 2003 through December 30, 2003 and the year ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 1 to the financial statements, the Company has consummated a merger with ICOP Digital, Inc.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
March 17, 2004

                          VISTA EXPLORATION CORPORATION
                                  Balance Sheet
                                December 30, 2003


                                     Assets

Total assets ...................................................      $    --
                                                                      =========


                      Liabilities and Stockholders' Deficit

Current Liabilities:
    Accounts payable ...........................................      $   9,432
                                                                      ---------

Total Current Liabilities ......................................          9,432
                                                                      ---------

Stockholders' Deficit
    Preferred stock, $.001 par value, 5,000,000 shares
        authorized, no shares issued and outstanding ...........           --
    Common stock, no par value, 50,000,000 shares
        authorized, 17,900,000 shares
        issued and outstanding .................................        365,119
    Retained deficit ...........................................       (374,551)
                                                                      ---------

Total Stockholders' Deficit ....................................         (9,432)
                                                                      ---------

Total Liabilities and Stockholders' Deficit ....................      $    --
                                                                      =========



                 See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION
                            Statements of Operations


                                                    April 1, 2003
                                                       through       Year Ended
                                                     December 30,     March 31,
                                                         2003           2003
                                                     -----------    -----------
Costs and expenses
    General and administrative ...................   $    21,580    $   120,184
    Stock based compensation .....................          --           80,000
    Impairment of oil and gas properties .........          --           40,832
                                                     -----------    -----------

Total Operating Expenses .........................        21,580        241,016
                                                     -----------    -----------

Operating Loss ...................................       (21,580)      (241,016)

Interest (Expense) ...............................        (8,581)          (379)
                                                     -----------    -----------

Net loss before debt forgiveness and income taxes        (30,161)      (241,395)

Gain on debt forgiven (Notes 2 and 6) ............        69,895           --
                                                     -----------    -----------

Net income (loss) before income taxes ............        39,734       (241,395)

Provision for income taxes (Note 3) ..............          --             --
                                                     -----------    -----------

Net Income (Loss) ................................   $    39,734    $  (241,395)
                                                     ===========    ===========

Basic Income (Loss) Per Share ....................        $.0.02    $     (0.06)
                                                     ===========    ===========

Basic Weighted Average
   Shares Outstanding ............................     1,690,000      3,715,205
                                                     ===========    ===========


                 See accompanying notes to financial statements


                                       VISTA EXPLORATION CORPORATION
                               Statement of Changes in Shareholders' Deficit



                                              Common Stock          Outstanding
                                         ------------------------      Stock      Accumulated
                                           Shares        Amount       Options       Deficit        Total
                                         ----------    ----------    ----------    ----------    ----------
Balance, March 31, 2002 ..............    6,090,000    $  223,816    $     --      $ (252,890)   $  (29,074)

Repurchase of common stock,
    $.01 per share (Note 4) ..........   (3,200,000)      (32,000)         --            --         (32,000)
Repurchase of common stock,
    $.10 per share (Note 4) ..........   (1,000,000)     (100,000)         --            --        (100,000)
Repurchase of common stock,
    $.13 per share (Note 4) ..........     (200,000)      (26,697)         --            --         (26,697)
Stock options issued .................         --            --          80,000          --          80,000
Net loss for year ....................         --            --            --        (241,395)     (241,395)
                                         ----------    ----------    ----------    ----------    ----------
Balance, March 31, 2003 ..............    1,690,000        65,119        80,000      (494,285)     (349,166)

Cancellation of common stock (Note 2)      (500,000)         --            --            --            --
Cancellation of stock options (Note 5)         --            --         (80,000)       80,000          --
Sale of common stock .................      600,000       300,000          --            --         300,000
Net income for period from
    April 1, to December 30, 2003 ....         --            --            --          39,734        39,734
                                         ----------    ----------    ----------    ----------    ----------
Balance, December 30, 2003 ...........    1,790,000    $  365,119    $     --      $ (374,551)   $   (9,432)
                                         ==========    ==========    ==========    ==========    ==========


                              See accompanying notes to financial statements

                                                    F-5

                          VISTA EXPLORATION CORPORATION
                            Statements of Cash Flows


                                                       April 1, 2003
                                                          through     Year Ended
                                                        December 30,   March 31,
                                                            2003         2003
                                                         ---------    ---------

Cash Flows From Operating Activities:
  Net Income (loss) ..................................   $  39,734    $(241,395)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of oil and gas properties ............        --         40,832
     Stock options granted (Note 5) ..................        --         80,000
     Increase in accounts receivable and advances ....        --          8,265
     Increase (decrease) in accounts payable .........    (171,890)      98,139
                                                         ---------    ---------
Net Cash Used in Operating
   Activities ........................................    (132,156)     (14,159)
                                                         ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from sale of common stock (Note 5) ........     300,000         --
  Proceeds from notes payable - shareholders (Note 2)        5,700       10,000
  Repayments of note payable - stockholders (Note 4) .    (174,397)        --
                                                         ---------    ---------
Net Cash Provided By Financing Activities ............     131,303       10,000
                                                         ---------    ---------

Net change in cash ...................................        (853)      (4,159)

Cash, beginning of period ............................         853        5,012
                                                         ---------    ---------

Cash, end of period ..................................   $    --      $     853
                                                         =========    =========

Cash Paid During the Period For:
  Interest ...........................................   $   8,946    $    --
                                                         =========    =========
  Income taxes .......................................   $    --      $    --
                                                         =========    =========

Non-cash financing activities
  Notes issued to acquire common stock ...............   $    --      $ 158,697
                                                         =========    =========
  Extraordinary gain forgiveness of debt .............   $  69,895    $    --
                                                         =========    =========


                 See accompanying notes to financial statements

                          VISTA EXPLORATION CORPORATION
                          Notes to Financial Statements

(1) Organization, Merger, and Summary of Significant Accounting Policies

Organization
Vista Exploration Corporation (the "Company") was incorporated under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company was a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 until March 31, 2003. The Company was originally formed as a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Effective March 3, 2001, approximately 73 percent (900,000 shares) of the Company's issued and outstanding common stock was sold, resulting in a change in control of the Company and a revision to the Company's business plan. The Company's revised business plan was to engage in the oil and gas business by acquiring oil and gas properties and developing those properties and/or purchasing producing properties principally located in the mid-western and western United States. Following the change in control, the Company sold 4,860,000 shares of its no par value common stock through three private offerings for net proceeds of $217,543 after deducting offering costs of $35,457 (see Note 5). The Company used the net proceeds from those offerings for administrative and professional fees required to transition the business and to lease oil and gas properties and develop a drilling program. The Company completed its leasing activities but was unable to obtain additional financing to implement the next phase of its plan of operation and in 2003, as existing leases expired, abandoned the project.

Merger
Effective December 31, 2003, ICOP Digital, Inc. ("ICOP") exchanged 100 percent of its outstanding shares of common stock for 14,577,000 shares of the common stock of the Company. This acquisition has been treated as a reverse acquisition whereby ICOP Digital, Inc. is considered the surviving entity. Costs of the transaction have been charged to the period. The acquisition took place on December 31, 2003 and was completed in January 2004. However, the financial statements have been prepared as if the transaction was completed on December 31, 2003.

Accounting and tax year-end change
The Company has elected to change its year-end to December 31.

Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 30, 2003.

Financial Instruments
The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, accounts payable, and other current liabilities approximate fair value due to the short-term maturity of the instruments. At December 30, 2003, based on rates for similar types of debt, the fair value of notes payable to stockholders and former stockholders was not materially different from its carrying amount.

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

                          VISTA EXPLORATION CORPORATION
                          Notes to Financial Statements

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

Stock based Compensation
The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recorded under the intrinsic value method and is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25.

(2) Related Party Transactions

Advances and Expenses Paid on Behalf of the Company
During all periods presented, an officer paid expenses on behalf of the Company and then was later reimbursed. No amount is due to the officer at December 30, 2003 as in contemplation of the merger with ICOP, the officer forgave $16,700 in un-reimbursed expenses.

Common Stock Transactions
In contemplation of the merger with ICOP, the principle stockholder returned 500,000 shares of common stock to the Company's treasury. The shares were subsequently cancelled and returned to authorized status.

Notes Payable-stockholders
During November 2002, the Company issued promissory notes to two affiliates totaling $7,500 and $2,500. During the period from April 1 2003 through December 30, 2003, the Company issued promissory notes to two affiliates and the principle stockholder totalling $5,700. In December 2003, the Company paid off the notes and accrued interest. The notes each carried a ten percent interest rate and were payable on demand.

(3) Income Taxes

Following are reconciliations of the United States statutory federal income tax rate to the effective rate:

                          VISTA EXPLORATION CORPORATION
                          Notes to Financial Statements


                                                April 1,
                                                  2003
                                                through     Year Ended
                                              December 30,   March 31,
                                                  2003         2003
                                                -------      -------

U.S. statutory federal rate .................    14.25%       31.69%
State income tax rate, net of federal benefit     4.00%        2.73%
Net operating loss (NOL) for which no tax
    benefit is currently available ..........   -18.25%      -34.42%
                                                -------      -------

                                                  0.00%        0.00%
                                                =======      =======


The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the period from April 1, 2003 though December 30, 2003 and the year ended March 31, 2003 were ($7,251) and $82,197, respectively. Net operating loss carryforwards, totalling $376,106 at December 31, 2003, will expire through 2023.

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

Because the Company underwent an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(4) Notes Payable-Former Shareholders

In August 2002, the Company acquired 4,400,000 shares of its issued and outstanding common stock by the issuance of promissory notes totalling $158,697. The notes matured on November 14, 2002 and were paid off, including accrued interest, in December 2003. Interest on the notes accrued at 10 percent beginning in August 2003. The notes were guaranteed by an officer of the Company.

(5) Shareholders' Deficit

Preferred Stock
The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.

Common Stock Transactions
In December 2003, the Company sold 600,000 shares of common stock at $.50 per share. The securities sold have not been registered pursuant to the Securities Act of 1933, as amended (the "ACT"), nor have they been registered under the securities act of any state. These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. Management of the Company, who were not paid any commission or compensation for offering or selling the securities, sold the securities.

                          VISTA EXPLORATION CORPORATION
                          Notes to Financial Statements

Common Stock Options
The Company granted five-year options to an officer and two outside entities, respectively, to purchase 500,000 and 1,500,000 shares of common stock at a price of $0.10 per share. The fair value of these options was estimated to be $80,000 in accordance with Statement of Financial Accounting Standards 123, utilizing the Black-Scholes pricing model. This value was based on a weighted average risk-free interest rate of 1.98%, expected option life of 5 years, expected volatility of 10.0% and no expected dividend yield. The Company expensed the options in 2003. In contemplation of the merger with ICOP, the officer cancelled the options to purchase 500,000 shares of common stock and the two affiliates cancelled the options to purchase 1,500,000 shares of common stock.

The following schedule summarizes the Company's stock option activity:

                           Options Outstanding and Exercisable
                           -----------------------------------  Weighted Average
                                Number of    Exercise Price      Exercise Price
                                 Shares        Per Share           Per Share
                               ----------       --------            --------
Balance at April 1, 2002 ...         --         $  --               $  --
   Options granted .........    2,000,000       $   0.10            $   0.10
   Options exercised .......         --         $  --               $  --
   Options canceled ........         --         $  --               $  --
                               ----------       --------            --------

Balance at March 31, 2003 ..    2,000,000       $   0.10            $   0.10
   Options granted .........         --         $  --               $  --
   Options exercised .......         --         $  --               $  --
   Options cancelled .......   (2,000,000)      $  (0.10)           $  (0.10)
                               ----------       --------            --------

Balance at December 30, 2003         --         $  --               $  --
                               ==========       ========            ========


(6) Gain on Debt Restructure

During the period from April 1, 2003 through December 30, 2003, a vendor forgave $53,195 in trade accounts payable.

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2003

                       (with Independent Auditors' Report)

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A Development Stage Company)

                         Index to Financial Statements


                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................  F-13

Balance Sheet at December 31, 2003........................................  F-14

Statements of Operations for the year ended December 31, 2003 from May 24, 2002 (inception) through December 31, 2002, and from May 24, 2002 (inception) through December 31, 2003..............  F-15

Statement of Changes in Shareholders' Deficit
     from May 24, 2002 (inception) through December 31, 2003..............  F-16

Statements of Cash Flows for the year ended December 31, 2003 from May 24, 2002 (inception) through December 31, 2002, and from May 24, 2002 (inception) through December 31, 2003..............  F-17

Notes to Financial Statements.............................................  F-18

                          Independent Auditors' Report


The Board of Directors
Vista Exploration Corporation (formerly ICOP Digital, Inc.):


We have audited the accompanying balance sheet of Vista Exploration Corporation (formerly ICOP Digital, Inc.) (a development stage company) as of December 31, 2003, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended December 31, 2003, the period from May 24, 2002 (inception) through ended December 31, 2002 and the period from May 24, 2002 (inception) through ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Exploration Corporation (formerly ICOP Digital, Inc.) as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, the period from May 24, 2002 (inception) through ended December 31, 2002 and the period from May 24, 2002 (inception) through ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses since inception raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
March 26, 2004


                           VISTA EXPLORATION CORPORATION
                           (Formerly ICOP DIGITAL, INC.)
                           (A Development Stage Company)
                                   Balance Sheet
                                     12/31/03


                                      Assets
Cash ................................................................   $   118,780
Investment in unconsolidated subsidiary, at cost (Note 3) ...........       250,000
Other receivables, net ..............................................         5,400
Property and equipment, at cost, net of
    accumulated depreciation (Note 4) ...............................        25,959
Other assets:
    Deposits ........................................................         3,000
                                                                        -----------
                                                                        $   403,139
                                                                        ===========

                       Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ........................   $ 1,901,470
    Due to related parties (Note 2) .................................        33,878
    Notes payable, related party (Note 2) ...........................       200,000
    Accrued interest payable, related party (Note 2) ................         2,762
                                                                        -----------
                  Total liabilities .................................     2,138,110
                                                                        -----------

Commitment (Note 7) .................................................          --

Shareholders' deficit (Note 6):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ............................          --
    Common stock, no par value; 50,000,000 shares authorized,
       16,367,000 shares issued and outstanding .....................     3,131,268
    Stock options outstanding - 500,000 .............................        90,000
    Accumulated other comprehensive loss-foreign currency translation       (75,581)
    Accumulated deficit .............................................    (4,880,657)
                                                                        -----------
                  Total Shareholders' deficit .......................    (1,734,970)
                                                                        -----------

                                                                        $   403,140
                                                                        ===========


                  See accompanying notes to financial statements


                               VISTA EXPLORATION CORPORATION
                               (Formerly ICOP DIGITAL, INC.)
                               (A Development Stage Company)
                                 Statements of Operations


                                                  Year           May 24, 2002 (Inception)
                                                  Ended            through December 31,
                                               December 31,    ----------------------------
                                                   2003            2002            2003
                                               ------------    ------------    ------------
Operating expenses:
    Stock-based compensation (Note 6):
       Public relations services ...........   $       --      $    100,000    $    100,000
    Selling, general and administrative ....      1,055,264         258,429       1,313,693
    Research and development ...............      2,828,113         178,003       3,006,116
    Equity in losses of equity-method
       investee, net (Note 3) ..............        450,000            --           450,000
                                               ------------    ------------    ------------
                    Total operating expenses      4,333,377         536,432       4,869,809
                                               ------------    ------------    ------------

                    Loss from operations ...     (4,333,377)       (536,432)     (4,869,809)

Other (expenses):
    Foreign currency translation ...........         (4,221)           --            (4,221)
    Interest expense .......................         (5,444)         (1,183)         (6,627)
                                               ------------    ------------    ------------

                    Loss before income taxes     (4,343,042)       (537,615)     (4,880,657)

Income tax provision (Note 5) ..............           --              --              --
                                               ------------    ------------    ------------

                    Net loss ...............   $ (4,343,042)   $   (537,615)   $ (4,880,657)
                                               ============    ============    ============

Basic and diluted loss per share ...........   $      (0.32)   $      (0.07)
                                               ------------    ------------

Basic and diluted weighted average
    common shares outstanding ..............     13,435,832       7,341,944
                                               ============    ============


                      See accompanying notes to financial statements


                                                  VISTA EXPLORATION CORPORATION
                                                  (Formerly ICOP DIGITAL, INC.)
                                                  (A Development Stage Company)
                                          Statement of Changes in Shareholders' Deficit

                                                                                         Accumulated
                                                    Common Stock                            Other
                                              -------------------------       Stock     Comprehensive   Accumulated
                                                Shares        Amount         Options        Loss          Deficit         Total
                                              -----------   -----------    -----------   -----------    -----------    -----------

Balance at May 24, 2002 (inception) .......          --     $      --      $      --     $      --      $      --      $      --

June to August 2002, shares sold in private
    placement offering ($.01/share)
    (Note 6) ..............................    10,620,000   *   106,200           --            --             --          106,200
September 2002, shares sold in private
    placement offering ($.10/share)
    (Note 6) ..............................     1,000,000   *   100,000           --            --             --          100,000
October to November 2002, shares sold in
    private placement offering
    ($1.00/share) (Note 6) ................       150,000   *   150,000           --            --             --          150,000
December 2002, shares issued in exchange
    for public relations services
    ($1.00/share) (Note 6) ................       100,000   *   100,000           --            --             --          100,000
Net loss for the period ended
    December 31, 2002 .....................          --            --             --            --         (537,615)      (537,615)
                                              -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2002 ..............    11,870,000       456,200           --            --         (537,615)       (81,415)

January to December 2003, shares sold in
    private  placement offering
    ($1.00/share), net of offering costs of
    $22,500 (Note 6) ......................     1,946,000   * 1,923,500           --            --             --        1,923,500
February 2003, shares issued in exchange
    for equipment installation services
    ($1.00/share) (Note 6) ................        11,000   *    11,000           --            --             --           11,000
February 2003, shares issued in exchange
    for design services ($1.00/share)
    (Note 6) ..............................        50,000   *    50,000           --            --             --           50,000
February 2003, shares issued to acquire
    McCoy's Law Line, Inc. ($1.00/share)
    (Note 1) ..............................       700,000   *   700,000           --            --             --          700,000
Stock options issued in exchange for
    services provided .....................          --            --           90,000          --             --           90,000
                                              -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 30, 2003, prior to
    merger ................................    14,577,000     3,140,700         90,000          --         (537,615)     2,693,085
December 31, 2003, shares issued in
    conjunction with merger with ICOP
    Digital, Inc. (Note 1) ................     1,790,000        (9,432)          --            --             --           (9,432)
Unrealized effect of the change in foreign
    currency exchange rates ...............          --            --             --         (75,581)          --          (75,581)
Net loss for the year ended
    December 31, 2003 .....................          --            --             --            --       (4,343,042)    (4,343,042)
                                              -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2003 ..............    16,367,000   $ 3,131,268    $    90,000   $   (75,581)   $(4,880,657)   $(1,734,970)
                                              ===========   ===========    ===========   ===========    ===========    ===========

     *    Restated, as explained in Note 1


                                         See accompanying notes to financial statements


                                  VISTA EXPLORATION CORPORATION
                                  (Formerly ICOP DIGITAL, INC.)
                                  (A Development Stage Company)
                                    Statements of Cash Flows


                                                          Year         May 24, 2002 (Inception)
                                                          Ended          through December 31,
                                                       December 31,   --------------------------
                                                           2003           2002           2003
                                                       -----------    -----------    -----------

Cash flows from operating activities:
    Net loss .......................................   $(4,343,042)   $  (537,615)   $(4,880,657)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation ..............................        17,556          5,352         22,908
         Book value of equipment retired ...........        27,103           --           27,103
         Stock-based compensation (Notes 1 and 6) ..        50,000        100,000        150,000
         Stock options issued ......................        90,000           --           90,000
         Loss on unconsolidated subsidiary .........       450,000           --          450,000
         Changes in operating liabilities:
            Increase in accounts receivable
               and prepaid expenses ................           226         (5,626)        (5,400)
            Increase in accounts payable and
               accrued liabilities .................     1,756,649         72,002      1,828,651
                                                       -----------    -----------    -----------
                    Net cash used in
                        operating activities .......    (1,951,509)      (365,887)    (2,317,396)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment ............       (20,626)       (44,344)       (64,970)
    Liabilities assumed in recapitalization (Note 1)         9,432           --            9,432
    Deposits .......................................          --           (3,000)        (3,000)
                                                       -----------    -----------    -----------
                    Net cash used in
                        investing activities .......       (11,194)       (47,344)       (58,538)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ........       374,418         77,813        452,231
    Principal payments on notes payable ............      (214,717)          --         (214,717)
    Proceeds from the sale of common stock .........     1,923,500        356,200      2,279,700
    Payment of offering costs ......................       (22,500)                      (22,500)
                                                       -----------    -----------    -----------
                    Net cash provided by
                        financing activities .......     2,060,701        434,013      2,494,714
                                                       -----------    -----------    -----------

                        Net change in cash .........        97,998         20,782        118,780

Cash, beginning of period ..........................        20,782           --             --
                                                       -----------    -----------    -----------

Cash, end of period ................................       118,780    $    20,782    $   118,780
                                                       ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes ...................................   $      --      $      --      $      --
                                                       ===========    ===========    ===========
    Interest .......................................   $    34,131    $       848    $    34,979
                                                       ===========    ===========    ===========

    Non-cash investing and financing transactions:
       Subsidiary acquired with stock ..............   $   700,000    $      --      $   700,000
                                                       ===========    ===========    ===========
       Foreign currency translation ................   $    75,581    $      --      $    75,581
                                                       ===========    ===========    ===========
       Equipment acquired with stock ...............   $    11,000    $      --      $    11,000
                                                       ===========    ===========    ===========


                         See accompanying notes to financial statements

                                              F-17

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements

Note 1: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger
Vista Exploration Corporation (formerly ICOP Digital, Inc.) (the "Company"), was incorporated in May 2002 in Nevada. It is a development stage enterprise engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry. No in-car video units have been sold. The Company's offices are located in Overland Park, Kansas.

Certain changes have been made to the prior year's financial statements in order to conform to the current year's presentation.

In February 2003, the Company purchased all of the issued and outstanding common stock of McCoy's Law Line, Inc. ("McCoy's"). The primary reason for the purchase was to permit ICOP to sell and distribute law enforcement-related products in addition to its in-car digital video record system. The purchase price consisted of 700,000 shares of ICOP common stock valued at $1.00 per share by the Company's Board of Directors based on contemporaneous stock sales to unrelated third parties.

On December 31, 2003, ICOP Digital, Inc. (ICOP) exchanged 100 percent of its outstanding shares of common stock for 14,577,000 shares of the common stock of Vista Exploration Corporation ("Vista".) In January 2004, the two companies merged. The acquisition has been treated as a recapitalization of ICOP, with Vista the legal surviving entity. Since Vista had, prior to the recapitalization of ICOP, no assets and net liabilities (consisting principally of accounts payable) and no operations, the recapitalization has been accounted for as the sale of 1,790,000 shares of ICOP common stock for the net liabilities of Vista. The historical financial statements presented herein are those of ICOP. Costs of the transaction have been charged to the period.

Basis of Presentation
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered significant losses since inception. This factor, among others, may indicate that the Company will be unable to continue as a going concern.

Management plans to continue to sell common stock to raise capital for research and development and operations. In addition, the Company plans to seek debt financing to support the manufacture and import of its new products as they come to market. In the longer term, the Company plans to expand its acquired operations, commence sale of its new products and become profitable. There is no assurance that the Company's new products will gain market acceptance or that the Company will attain profitability.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to meet its obligations on a timely basis, and, ultimately to attain profitability.

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2003.

Investment in Unconsolidated Subsidiary
Such investments are accounted for using the equity method of accounting if the investment in a majority-owned company is considered temporary. The Company reflects its investment in equity-method investees on the balance sheet as "Investment in unconsolidated subsidiary" and its share of the investees' earnings or losses as "Equity in losses of equity-method investee, net" on the statements of operations.

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment charges have been recorded for the year ended December 31, 2003 and the period from May 24, 2002 (inception) through December 31, 2002.

Research and Development
Research and development costs are charged to the expense, as incurred.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency
The Company outsourced certain research and development to a Japanese firm. Services and products were billed to the Company in the local currency. Liabilities in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income
(loss). Realized gains and losses from foreign currency transactions are recognized as other income.

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements

Comprehensive Loss
Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation losses.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with Statement of financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. For options granted prior to the merger with ICOP, the fair value of option grants was determined using the Black-Scholes option pricing model with a zero volatility assumption. For options granted subsequent to the merger, the fair value of option grants was determined using the Black-Scholes option pricing model with volatility assumptions based on actual or expected fluctuations in the price of our common stock.

Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123." The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

The Company accounts for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.


    Risk-free interest rate.........................     1.98%
    Dividend yield..................................     0.00%
    Volatility factor...............................    10.00%
    Weighted-average expected life..................   4 years

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

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements

Concentrations
During the year ended and as of December 31, 2003, one supplier accounted for 84% of the Company's research and development costs.

Fair Value of Financial Instruments
The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, receivables, payables, and other current liabilities at December 31, 2003 approximate fair value due to the short-term maturity of the instruments. At December 31, 2003, based on rates for similar types of debt, the fair value of notes payable, related party was not materially different from its carrying amount.

Note 2: Related Party Transactions

Notes payable to related parties consisted of unsecured advances made to the Company under promissory note agreements for working capital purposes and accrued interest at from 8 to 10 percent thereon. The notes payable and related interest is due on demand. During the year ended shareholders and affiliates advanced $304,000 to the Company and during that period the Company repaid $104,000. $200,000 is owed to one shareholder as of December 31, 2003. The Company recorded interest expense of $5,515 and $-0- on the notes for the year ended December 31, 2003 and the period from May 24, 2002 (inception) through December 31, 2002, respectively. Accrued interest payable to related party is $2,762 as of December 31, 2003.

The Company purchased equipment totalling $5,250 from a shareholder. The assets were valued at predecessor cost.

The Company pays an automobile lease payment of $720 per month on behalf of the Chairman of the Board. Total payments related to the lease were $6,100 in 2003.

The Company paid consulting fees totalling $16,000 to a shareholder during the year ended December 31, 2003.

During 2003, certain shareholders advanced to the Company $70,418 for working capital. The Company repaid $36,541 to those shareholders during the same period. The advances are interest free and are due as cash becomes available. The Company owed the shareholders $33,877 as of December 31, 2003.

Note 3: Investment in Unconsolidated Subsidiary

Summarized financial information for the Company's investment in its unconsolidated subsidiary McCoy's Law line, Inc. is as follows as of December 31, 2003:

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements

Financial position information:
    Current assets ......................................           $   753,932
    Noncurrent assets ...................................           $    16,296
    Current liabilities .................................           $ 1,555,050
    Noncurrent liabilities ..............................           $      --
    Net worth ...........................................           $  (784,822)

Operating statement information:
    Revenues ............................................           $ 4,541,883
    Operating loss ......................................           $  (760,505)
    Net loss ............................................           $  (806,938)

The Company's share of McCoy's Law Line, Inc. net loss for 2003 is $450,000.


Note 4: Property and Equipment

Property and equipment consisted of the following as of December 31, 2003:
     Equipment ............................................       $ 22,570
     Furniture ............................................         10,691
     Leasehold improvements ...............................          9,281
                                                                  --------
                                                                    42,542
                Less: accumulated depreciation ............        (16,583)
                                                                  --------
                                                                  $ 25,959
                                                                  ========

Depreciation expense was $17,556 and $5,352 for the year ended December 31, 2003 and the period from May 24, 2002 (inception) through December 31, 2002, respectively.


Note 5: Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                   May 24, 2002
                                                                    (Inception)
                                                      Year Ended      Through
                                                      December 31,  December 31,
                                                          2003          2002
                                                      -----------   -----------
                                                           --            --
U.S. statuatory federal rate .......................       34%           34%
State income tax rate, net of federal benefits .....        3%            3%
Net operating loss (NOL) for which no tax
   benefit is currently available ..................       -37%          -37%
                                                      -----------   -----------
                                                            0%            0%
                                                      ===========   ===========

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements

At December 31, 2003, deferred taxes consisted of a net tax asset of $1,806,000 due to operating loss carryforwards of $4,881,000, which was fully allowed for, in the valuation allowance of $1,806,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2003 was $1,607,000.

At December 31, 2002, deferred taxes consisted of a net tax asset of $199,000, due to operating loss carryforwards of $538,000, which was fully allowed for, in the valuation allowance of $199,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the period from May 24, 2002 (inception) through December 31, 2002 was $199,000. Net operating loss carryforwards will expire through 2022.

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

Note 6: Shareholders' Equity

Preferred Stock
Preferred stock may be issued in series. Designations, preferences, stated values, rights, qualifications or limitations are to be determined by the Board of Directors.

Stock Issued for Cash
From June through August, 2002, the Company sold an aggregate of 10,620,000 shares of its common stock to founders for a total of $106,200, or $.01 per share. The shares of common stock were sold in the absence of objectively determinable values.

In September, 2002, the Company sold an aggregate of 1,000,000 shares of its common stock to founders for a total of $100,000, or $.10 per share. The shares of common stock were sold in the absence of objectively determinable values.

During October and November 2002, the Company circulated a private offering memorandum relating to the private offering of up to 2.5 million shares of its common stock at $1.00 per share. The Company closed the offering after selling 150,000 shares of common stock for proceeds of $150,000.

From January to December 2003, the Company circulated a private offering memorandum relating to the private offering of up to 2 million shares of its common stock at $1.00 per share. The Company closed the offering after selling 1,946,000 shares of common stock for net proceeds of $1,923,500, after deducting offering costs totalling $22,500.

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements

The securities sold have not been registered pursuant to the Securities Act of 1933, as amended (the "ACT"), nor have they been registered under the securities act of any state. These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. Management of the Company, who were not paid any commission or compensation for offering or selling the securities, sold the securities.

Stock Issued for Consideration Other than Cash
In December 2002, the Company issued 100,000 shares of its common stock for public relations services. The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. Because the shares of common stock were not registered, the stock certificate bears a certain legend regarding transferability. The Company recorded compensation expense in the amount of $100,000.

In February 2003, the Company issued 11,000 and 50,000 shares of its common stock for equipment installation and design services. The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. Because the shares of common stock were not registered, the stock certificates bear certain legends regarding transferability. The Company recorded an asset and compensation expense in the amounts of $11,000 and $50,000, respectively.

Stock Options Outstanding
The Company established a Stock Option Plan (the "Plan") in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant (1) options to purchase common stock; (2) restricted stock awards, and (3) cash, shares of common stock or a combination of both.

The Company granted options to purchase a total of 2,000,000 shares of common stock to two employees in 2002. The Company valued the option at $-0- using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the stock and the option exercise price. Had the Company valued the options under the fair-value method and recognized stock-based compensation expense, the net loss for the year ended December 31, 2002 would have been $(652,115) instead of $(537,615), as reported.

The Company granted an option to purchase 500,000 shares of common stock to the president of ICOP in 2003. The Company valued the option using the intrinsic value method and recognized $90,000 in stock-based compensation expense in 2003.

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements


                            Options Outstanding and Exercisable
                            ----------------------------------- Weighted Average
                                 Number of    Exercise Price     Exercise Price
                                  Shares        Per Share          Per Share
                                 ---------       --------          --------
Balance at May 24, 2002 .......       --         $  --             $  --
   Options granted ............  2,000,000       $   1.00          $   1.00
   Options exercised ..........       --         $  --             $  --
   Options canceled ...........       --         $  --             $  --
                                 ---------       --------          --------

Balance at December 31, 2002 ..  2,000,000       $   1.00          $   1.00
   Options granted ............    500,000       $   1.00          $   1.00
   Options exercised ..........       --         $  --             $  --
   Options cancelled ..........       --         $  --             $  --
                                 ---------       --------          --------

Balance at December 31, 2003 ..  2,500,000           1.00          $   1.00
                                 =========       ========          ========


Note 7: Commitments

Operating Lease Arrangements
The Company leases office space in Overland Park, Kansas under an operating lease expiring in 2006. Future minimum payments due under the noncancellable lease are as follows:

Year ending December 31:
------------------------
    2004.................................................... $  55,962
    2005....................................................    55,962
    2006....................................................    55,962
                                                             ---------
                                                             $ 167,886
                                                             =========

Rent expense was $79,128 and $16,206 for the year ended December 31, 2003 and the period from May 24, 2002 (inception) through December 31, 2002, respectively.

Royalty Payments
The Company agreed to pay a royalty payment of $100 per unit for the first 1,000 in-car video units sold.

Note 8: Subsequent Events

In January, 2004, the Company repaid the $200,000 owed to a shareholder as of December 31, 2003. In March 2004, the Company announced an agreement to return the McCoy's common stock in exchange for the return of its 700,000 shares of common stock. As part of the agreement, the option to purchase 500,000 shares of common stock at $1.00 per share granted to the president of McCoy's (and former president of ICOP) was cancelled and the Company contributed $450,000 to McCoy's.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          VISTA EXPLORATION CORPORATION

Date:  April 13, 2004                     By:  /s/  Charles A. Ross, Sr.
                                             --------------------------------
                                                    Charles A. Ross, Sr.,
                                                    Chairman and
                                                    Chief Executive Officer

                                          By:  /s/  David C. Owen
                                             --------------------------------
                                                    David C. Owen,
                                                    President and
                                                    Chief Financial Officer and
                                                    Principal Accounting
                                                    Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                    Date
---------                                -----                    ----

/s/  Charles A. Ross, Sr.       Chief Executive Officer and       April 13, 2004
-------------------------       Director
     Charles A. Ross, Sr.

/s/  David C. Owen              Chief Financial Officer and       April 13, 2004
-------------------------       Director
     David C. Owen

/s/  Roger L. Mason             Director                          April 13, 2004
-------------------------
     Roger L. Mason