Form 10QSB
period 2004-03-31
VISTA EXPLORATION CORP
filed 2004-05-19
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

              11011 King Street, Suite 260, Overland Park, KS 66210
              -----------------------------------------------------
          (Address of principal executive offices, including ZIP Code)

                    Issuer's telephone number: (913) 393-2700

                                      N.A.
                              --------------------
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 15,817,000 shares of its common stock issued and outstanding as of May 14, 2004, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - March 31, 2004 (Unaudited)...........................4

         Statements of Operations (Unaudited) - three months ended
         March 31, 2004 and 2003..............................................5

         Statements of Cash Flows (Unaudited) - three months ended
         March 31, 2004 and 2003..............................................8

         Notes to Financial Statements (Unaudited)............................9

Item 2.  Plan of Operation...................................................12

Item 3.  Controls and Procedures.............................................13

PART II--OTHER INFORMATION...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................13

         Signature...........................................................14

         Certifications

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


Item 1. Financial Statements

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                           Balance Sheet (Unaudited)
                                 March 31, 2004



                                     Assets
Cash ................................................................   $   206,825
Property and equipment, at cost, net of
    accumulated depreciation ........................................        85,371
Other assets:
    Deferred patent application cost ................................        42,029
                                                                        -----------

                                                                        $   334,225
                                                                        ===========

                        Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ........................   $ 2,296,337
    Notes payable, related parties ..................................       190,066
                                                                        -----------
                  Total liabilities .................................     2,486,403
                                                                        -----------

Commitment ..........................................................          --

Shareholders' deficit (Note 4):
    Preferred stock, no par value; 5,000,000 shares authorized,
       183,333 shares issued and outstanding ........................     1,099,998
    Common stock, no par value; 50,000,000 shares authorized,
       15,817,000 shares issued and outstanding .....................     2,581,268
    Stock options outstanding - 500,000 .............................        90,000
    Accumulated other comprehensive loss-foreign currency translation       (99,170)
    Accumulated deficit .............................................    (5,824,274)
                                                                        -----------
                  Total Shareholders' deficit .......................    (2,152,178)
                                                                        -----------

                                                                        $   334,225
                                                                        ===========


                See accompanying notes to financial statements.


                                 VISTA EXPLORATION CORPORATION
                                 (Formerly ICOP DIGITAL, INC.)
                                 (A development stage company)
                             Statements of Operations (Unaudited)



                                                       Three Months              May 24, 2002
                                                          Ended                   Inception
                                                         March 31,                 through
                                               -----------------------------       March 31,
                                                   2004             2003*            2004*
                                               ------------     ------------     ------------
Operating expenses:
    Stock-based compensation:
       Public relations services ...........   $       --       $       --       $    100,000
       Design services .....................           --               --             50,000
    Selling, general and administrative ....        450,155          193,258        1,713,848
    Research and development ...............        492,804          116,097        3,498,920
    Equity in losses of equity-method
       investee, net (Note 3) ..............           --             50,730          450,000
                                               ------------     ------------     ------------
                    Total operating expenses        942,959          360,085        5,812,768
                                               ------------     ------------     ------------

                    Loss from operations ...       (942,959)        (360,085)      (5,812,768)

Other (expenses):
    Foreign currency translation ...........           --               --             (4,221)
    Interest expense .......................           (658)            (285)          (7,285)
                                               ------------     ------------     ------------

                    Loss before income taxes       (943,617)        (360,370)      (5,824,274)

Income tax provision .......................           --               --               --
                                               ------------     ------------     ------------

                    Net loss ...............   $   (943,617)    $   (360,370)    $ (5,824,274)
                                               ============     ============     ============

Basic and diluted loss per share ...........   $      (0.06)    $      (0.03)
                                               ------------     ------------

Basic and diluted weighted average
    common shares outstanding ..............     16,350,333       12,604,456
                                               ============     ============

     * Restated, as explained in Note 1



                        See accompanying notes to financial statements.


                                       VISTA EXPLORATION CORPORATION
                                       (Formerly ICOP DIGITAL, INC.)
                                       (A development stage company)
                         Statement of Changes in Shareholders' Deficit (Unaudited)


                                                            Preferred Stock               Common Stock
                                                       -------------------------   ---------------------------
                                                         Shares       Par Value      Shares          Amount
                                                       -----------   -----------   -----------     -----------

Balance at May 24, 2002 (inception) ................          --     $      --            --       $      --

June to August 2002, shares sold in private
   placement offering ($.01/share) .................          --            --      10,620,000*        106,200
September 2002, shares sold in private
   placement offering ($.10/share) .................          --            --       1,000,000*        100,000
October to November 2002, shares sold in private
   placement offering ($1.00/share) ................          --            --         150,000*        150,000
December 2002, shares issued in exchange for
   public relations services ($1.00/share) .........          --            --         100,000*        100,000
Net loss for the period ended December 31, 2002 ....          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 31, 2002 .......................          --            --      11,870,000         456,200

January to December 2003, shares sold in private
   placement offering ($1.00/share), net of
   offering costs of $22,500 .......................          --            --       1,946,000*      1,923,500
February 2003, shares issued in exchange for
   equipment installation services ($1.00/share) ...          --            --          11,000*         11,000
February 2003, shares issued in exchange for
   design services ($1.00/share) ...................          --            --          50,000*         50,000
February 2003, shares issued to acquire McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --         700,000*        700,000
Stock options issued in exchange for
   services provided ...............................          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 30, 2003, prior to merger ......          --            --      14,577,000       3,140,700

December 31, 2003, shares issued in conjunction
   with merger with ICOP Digital, Inc. (Note 1) ....          --            --       1,790,000          (9,432)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --            --            --              --
Net loss for the year ended December 31, 2003 ......          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 31, 2003 .......................          --            --      16,367,000       3,131,268

January, 2004, shares sold in private
   placement offering ($1.00/share) (Note 4) .......          --            --         100,000         100,000
January 2004, shares issued in exercise of
   options ($1.00/share) (Note 4) ..................          --            --          50,000          50,000
January to March 2004, preferred shares sold in
   private placement offering ($6.00/share) (Note 4)       183,333     1,099,998          --              --
March 2004, shares received to divest McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --        (700,000)       (700,000)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --            --            --              --
Net loss for the three months ended March 31, 2004 .          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at March 31, 2004 ..........................       183,333   $ 1,099,998    15,817,000     $ 2,581,268
                                                       ===========   ===========   ===========     ===========

     * Restated, as explained in Note 1


Table continues on following page.


                                       VISTA EXPLORATION CORPORATION
                                       (Formerly ICOP DIGITAL, INC.)
                                       (A development stage company)
                    Statement of Changes in Shareholders' Deficit (Unaudited) (Continued)

                                                                     Accumulated
                                                                        Other
                                                          Stock     Comprehensive   Accumulated
                                                         Options        Loss          Deficit         Total
                                                       -----------   -----------    -----------    -----------

Balance at May 24, 2002 (inception) ................   $      --     $      --      $      --      $      --

June to August 2002, shares sold in private
   placement offering ($.01/share) .................          --            --             --          106,200
September 2002, shares sold in private
   placement offering ($.10/share) .................          --            --             --          100,000
October to November 2002, shares sold in private
   placement offering ($1.00/share) ................          --            --             --          150,000
December 2002, shares issued in exchange for
   public relations services ($1.00/share) .........          --            --             --          100,000
Net loss for the period ended December 31, 2002 ....          --            --         (537,615)      (537,615)
                                                       -----------   -----------    -----------    -----------

Balance at December 31, 2002 .......................          --            --         (537,615)       (81,415)

January to December 2003, shares sold in private
   placement offering ($1.00/share), net of
   offering costs of $22,500 .......................          --            --             --        1,923,500
February 2003, shares issued in exchange for
   equipment installation services ($1.00/share) ...          --            --             --           11,000
February 2003, shares issued in exchange for
   design services ($1.00/share) ...................          --            --             --           50,000
February 2003, shares issued to acquire McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --             --          700,000
Stock options issued in exchange for
   services provided ...............................        90,000          --             --           90,000
                                                       -----------   -----------    -----------    -----------

Balance at December 30, 2003, prior to merger ......        90,000          --         (537,615)     2,693,085

December 31, 2003, shares issued in conjunction
   with merger with ICOP Digital, Inc. (Note 1) ....          --            --             --           (9,432)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --         (75,581)          --          (75,581)
Net loss for the year ended December 31, 2003 ......          --            --       (4,343,042)    (4,343,042)
                                                       -----------   -----------    -----------    -----------

Balance at December 31, 2003 .......................        90,000       (75,581)    (4,880,657)    (1,734,970)

January, 2004, shares sold in private
   placement offering ($1.00/share) (Note 4) .......          --            --             --          100,000
January 2004, shares issued in exercise of
   options ($1.00/share) (Note 4) ..................          --            --             --           50,000
January to March 2004, preferred shares sold in
   private placement offering ($6.00/share) (Note 4)          --            --             --        1,099,998
March 2004, shares received to divest McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --             --         (700,000)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --         (23,589)          --          (23,589)
Net loss for the three months ended March 31, 2004 .          --            --         (943,617)      (943,617)
                                                       -----------   -----------    -----------    -----------

Balance at March 31, 2004 ..........................   $    90,000   $   (99,170)   $(5,824,274)   $(2,152,178)
                                                       ===========   ===========    ===========    ===========

     * Restated, as explained in Note 1


                              See accompanying notes to financial statements.


                                 VISTA EXPLORATION CORPORATION
                                 (Formerly ICOP DIGITAL, INC.)
                                 (A development stage company)
                             Statements of Cash Flows (Unaudited)


                                                            Three Months          May 24, 2002
                                                               Ended               Inception
                                                              March 31,              through
                                                     --------------------------     March 31,
                                                         2004           2003           2004
                                                     -----------    -----------    -----------

Cash flows from operating activities:
    Net loss .....................................   $  (943,617)   $  (360,370)   $(5,824,274)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation .............................         5,478          2,549         28,386
        Book value of equipment retired ..........         1,733           --           28,836
        Stock-based compensation .................          --             --          150,000
        Stock options issued .....................          --             --           90,000
        Loss on unconsolidated subsidiary ........          --           50,730        450,000
        Changes in operating liabilities:
          Increase in accounts receivable
             and prepaid expenses ................         5,400          5,626           --
          Increase in accounts payable and
             accrued liabilities .................       368,517        (68,848)     2,197,167
                                                     -----------    -----------    -----------
                 Net cash used in
                    operating activities .........      (562,489)      (370,313)    (2,879,885)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment ..........       (16,557)        (4,560)       (81,527)
    Payment of patent costs ......................       (42,029)          --          (42,029)
    Investment in subsidiary .....................      (450,000)          --         (450,000)
    Deposits .....................................         3,000           --             --
                                                     -----------    -----------    -----------
                 Net cash used in
                    investing activities .........      (505,586)        (4,560)      (573,556)
                                                     -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ......       200,000           --          520,418
    Principal payments on notes payable ..........      (293,878)       (38,690)      (380,418)
    Proceeds from the sale of preferred stock ....     1,099,998           --        1,099,998
    Proceeds from the sale of common stock .......       150,000        561,000      2,442,768
    Payment of offering costs ....................          --          (16,000)       (22,500)
                                                     -----------    -----------    -----------
                 Net cash provided by
                    financing activities .........     1,156,120        506,310      3,660,266
                                                     -----------    -----------    -----------

                    Net change in cash ...........        88,045        131,437        206,825

Cash, beginning of period ........................       118,780         20,782           --
                                                     -----------    -----------    -----------

Cash, end of period ..............................   $   206,825    $   152,219    $   206,825
                                                     ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes .................................   $      --      $      --      $      --
                                                     ===========    ===========    ===========
    Interest .....................................   $     3,419    $       285    $     7,285
                                                     ===========    ===========    ===========

    Non-cash investing and financing transactions:
      Subsidiary acquired with stock .............   $      --      $   700,000    $   700,000
                                                     ===========    ===========    ===========
      Subsidiary divested for stock ..............   $  (700,000)   $      --      $  (700,000)
                                                     ===========    ===========    ===========
      Foreign currency translation ...............   $    23,589    $      --      $    99,170
                                                     ===========    ===========    ===========
      Equipment acquired with stock ..............   $      --      $    11,000    $    11,000
                                                     ===========    ===========    ===========

          * Restated, as explained in Note 1


                        See accompanying notes to financial statements.

                                             8

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements


Note A: Basis of Presentation
-----------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2003, as filed in its annual report on Form 10K-SB filed April 16, 2004, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on May 24, 2002. It is a development stage enterprise engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry. No in-car video units have been sold.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended December 31, 2003 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended March 31, 2004. The comparative figures for the three-month period ended March 31, 2003 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

In February 2003, the Company purchased all of the issued and outstanding common stock of McCoy's Law Line, Inc. ("McCoy's"). The primary reason for the purchase was to permit ICOP to sell and distribute law enforcement-related products in addition to its in-car digital video record system. The purchase price consisted of 700,000 shares of ICOP common stock valued at $1.00 per share by the Company's Board of Directors based on contemporaneous stock sales to unrelated third parties. In March 2004, the Company sold its investment in McCoy's to develop a different system to market its products. The sale price consisted of the 700,000 shares of ICOP common stock valued at $1.00 per share that had been paid for the purchase.

On December 31, 2003, ICOP Digital, Inc. (ICOP) exchanged 100 percent of its outstanding shares of common stock for 14,577,000 shares of the common stock of Vista Exploration Corporation ("Vista".) In January 2004, the two companies merged. The acquisition has been treated as a recapitalization of ICOP, with Vista the legal surviving entity. Since Vista had, prior to the recapitalization of ICOP, no assets and net liabilities (consisting principally of accounts payable) and no operations, the recapitalization has been accounted for as the sale of 1,790,000 shares of ICOP common stock for the net liabilities of Vista. The historical financial statements presented herein have been restated and are those of ICOP. Costs of the transaction have been charged to the period.

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

Note 2: Related Party Transactions

Notes payable to related parties consisted of unsecured advances made to the Company under promissory note agreements for working capital purposes and pay no interest. The notes payable are due on demand. During the three months ended March 31, 2004 shareholders and affiliates advanced $250,066 to the Company and during that period the Company repaid $260,000.

The Company purchased furnishings and equipment from a company owned by a shareholder for a total price of $50,066. The price paid was the predecessor's depreciated cost, which the board of directors determined to represent the fair value of the property.

The Company pays an automobile lease payment of $720 per month on behalf of the Chairman of the Board. Total payments related to the lease were $2,160 in 2004.

During 2003, certain shareholders advanced to the Company $70,418 for working capital. The Company repaid $36,541 to those shareholders during the same period. The advances are interest free and are due as cash becomes available. The Company repaid the shareholders the remaining $33,877 during the three months ending March 31, 2004.

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                          Notes to Financial Statements


Note 3: Investment in Unconsolidated Subsidiary

In March, 2004, the Company transferred $450,000 to its unconsolidated subsidiary, McCoy's Law line, Inc. This payment was the amount of the Company's share of the net loss for 2003 of the subsidiary. The Company also sold its investment in McCoy's to McCoy's original owners in exchange for the 700,000 shares of ICOP common stock that the Company had paid for the original purchase. No gain or loss was recorded from this investment in 2004.

Note 4: Shareholders' Equity

Preferred Stock issued for Cash
From January through March, 2004, the Company sold 183,333 shares of convertible preferred stock for total proceeds of $1,099,998. These shares can each be converted into eight shares of common stock and carry a warrant that allows the purchase of an additional eight common shares at a price of $1.80 per share.

Common Stock Issued for Cash
In January 2004, the Company sold 100,000 shares of its common stock for a total of $100,000, or $1.00 per share. The shares of common stock were sold under a private offering memorandum relating to the private offering of up to 2 million shares of its common stock at $1.00 per share.

In January 2004, the Company sold 50,000 shares of its common stock for a total of $50,000, or $1.00 per share in exercise of stock options issued in 2002.

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

Item 2. Plan of Operation.

     During the three months ended March 31, 2004, the Company incurred $492,804 in research and development expenses and $450,155 in general and administrative expense, resulting in an operating loss of $942,959. During the three months ended March 31, 2003, the Company incurred $116,097 in research and development expenses, $193,258 in general and administrative expense and $50,770 in losses from its marketing subsidiary, resulting in an operating loss of $360,085. The increased level of expense is the result of increased personnel and activity as the Company executes its business plan.

Liquidity and Capital Resources

     On March 31, 2004, the Company had $206,825 in cash and a total of $2,486,403 in current liabilities, primarily related to the research and development costs. Net cash used in operating activities for the three months ended March 31, 2004 was $562,489 compared to cash used in operating activities of $370,313 for the three months ended March 31, 2003. Net cash used in investing activities for the three months ended March 31, 2004 was $505,586, including $450,000 paid to the marketing subsidiary that was divested during the quarter and $42,029 paid for patent applications. Net cash provided by financing activities was $1,156,120 for the three months ended March 31, 2004, compared to $506,310 for the three months ended March 31, 2003, primarily from the sale of preferred and common stock.

     Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2003, to state that our losses since inception and our net capital deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. We cannot assure you that our plan of operation will be successful in addressing this issue.

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

     Employees

     We currently have eight full time employees.

Item 3. Controls and Procedures.

     Currently we have one employee who pays all Company bills and keeps all files and records for all Company business activities, which are limited. On a quarterly basis, all records are turned over to the Company's accountant who prepares financial statements based on those records. The Company's accountant has consistent and cooperative access to management and the Company's files and records. After the financial statements are prepared by the Company's accountant, they are approved by management.

     Given the current level of very limited business activity of the Company and the financial and accounting procedures described above, it is the conclusion of our Chief Financial Officer and Chief Accounting Officer that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms of the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the period covered by this report, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are furnished as part of this report:

     1.   Exhibit 31.1     Certification required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

     2.   Exhibit 31.2     Certification required by Section 302 of the
                           Sarbanes-Oxley Act of 2002.

     3.   Exhibit 32.      Certification required by Section 906 of the
                           Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISTA EXPLORATION CORPORATION


Date: May 17, 2004                        By: /s/ Charles A. Ross, Sr.
                                          ----------------------------
                                          Charles A. Ross, Sr.,
                                          Chief Executive Officer