Form 10QSB
period 2004-06-30
VISTA EXPLORATION CORP
filed 2004-08-27
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     The issuer had 16,042,000 shares of its common stock issued and outstanding as of July 31, 2004, the latest practicable date before the filing of this report.

                          VISTA EXPLORATION CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - June 30, 2004 (Unaudited)...........................4

         Statements of Operations (Unaudited) - three months ended
         June 30, 2004 and 2003..............................................5

         Statements of Operations (Unaudited) - six months ended
         June 30, 2004 and 2003..............................................6

         Statement of Changes in Shareholders' Deficit (Unaudited)...........7

         Statements of Cash Flows (Unaudited) - six months ended
         June 30, 2004 and 2003..............................................9

         Notes to Financial Statements (Unaudited)...........................10

Item 2.  Plan of Operation...................................................13

Item 3.  Controls and Procedures.............................................14

PART II--OTHER INFORMATION...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

         Signature...........................................................15

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

     These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     o    business risks and uncertainties;
     o    general economic and business conditions;
     o    acceptance of our new product offerings;
     o    our ability to fulfill orders in a timely manner;
     o changes in laws or regulations and other factors, many of which are beyond our control; and
     o    ability to obtain financing on favorable conditions.

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



Item 1. Financial Statements

                            VISTA EXPLORATION CORPORATION
                            (Formerly ICOP DIGITAL, INC.)
                            (A development stage company)
                             Balance Sheet (Unaudited)
                                    June 30, 2004



                                       Assets

Cash ................................................................   $     6,186
Property and equipment, at cost, net of
    accumulated depreciation ........................................       110,115
Other assets:
    Deferred patent application cost ................................        47,865
                                                                        -----------

                                                                        $   164,166
                                                                        ===========

                        Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ........................   $ 1,955,342
    Notes payable, related parties ..................................       190,066
    Note payable ....................................................        21,696
                                                                        -----------
                  Total liabilities .................................     2,167,104
                                                                        -----------

Commitment ..........................................................          --

Shareholders' deficit (Note 4):
    Preferred stock, no par value; 5,000,000 shares authorized,
       183,333 shares issued and outstanding ........................     1,099,998
    Common stock, no par value; 50,000,000 shares authorized,
       15,942,000 shares issued and outstanding .....................     2,706,268
    Stock options outstanding - 500,000 .............................        90,000
    Accumulated other comprehensive loss-foreign currency translation       (37,878)
    Accumulated deficit .............................................    (5,861,326)
                                                                        -----------
                  Total Shareholders' deficit .......................    (2,002,938)
                                                                        -----------

                                                                        $   164,166
                                                                        ===========


                See accompanying notes to financial statements.

                          VISTA EXPLORATION CORPORATION
                          (Formerly ICOP DIGITAL, INC.)
                          (A development stage company)
                      Statements of Operations (Unaudited)



                                                          Three Months
                                                             Ended
                                                            June 30,
                                                   -----------------------------
                                                       2004             2003*
                                                   ------------    ------------
Operating expenses:
    Stock-based compensation ...................   $       --      $     50,000
    Selling, general and administrative ........        409,357         204,210
    Research and development ...................        112,816         146,668
    Equity in losses of equity-method
       investee, net (Note 3) ..................           --            45,725
                                                   ------------    ------------
                    Total operating expenses ...        522,173         446,603
                                                   ------------    ------------

                    Loss from operations .......       (522,173)       (446,603)

Other (expenses):
    Gain on restructure of trade debt ..........        485,482            --
    Interest expense ...........................           (361)         (2,271)
                                                   ------------    ------------

                    Loss before income taxes ...        (37,052)       (448,874)

Income tax provision ...........................           --              --
                                                   ------------    ------------

                    Net loss ...................   $    (37,052)   $   (448,874)
                                                   ============    ============

Basic and diluted loss per share ...............   $      (0.00)   $      (0.03)
                                                   ------------    ------------

Basic and diluted weighted average
    common shares outstanding ..................     15,843,111      13,188,444
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



                                 VISTA EXPLORATION CORPORATION
                                 (Formerly ICOP DIGITAL, INC.)
                                 (A development stage company)
                             Statements of Operations (Unaudited)



                                                        Six Months               May 24, 2002
                                                          Ended                   Inception
                                                         June 30,                  through
                                               -----------------------------       June 30,
                                                   2004             2003*            2004*
                                               ------------     ------------     ------------
Operating expenses:
    Stock-based compensation................   $       --       $     50,000     $    150,000
    Selling, general and administrative ....        859,512          397,468        2,123,205
    Research and development ...............        605,620          262,765        3,611,737
    Equity in losses of equity-method
       investee, net (Note 3) ..............           --             96,455          450,000
                                               ------------     ------------     ------------
                    Total operating expenses      1,465,132          806,688        6,334,942
                                               ------------     ------------     ------------

                    Loss from operations ...     (1,465,132)        (806,688)      (6,334,942)

Other (expenses):
    Foreign currency translation ...........           --               --             (4,221)
    Gain on restructure of trade debt.......        485,482             --            485,482
    Interest expense .......................         (1,019)          (2,556)          (7,645)
                                               ------------     ------------     ------------

                    Loss before income taxes       (980,669)        (809,244)      (5,861,326)

Income tax provision .......................           --               --               --
                                               ------------     ------------     ------------

                    Net loss ...............   $   (980,669)    $   (809,244)    $ (5,861,326)
                                               ============     ============     ============

Basic and diluted loss per share ...........   $      (0.06)    $      (0.06)
                                               ------------     ------------

Basic and diluted weighted average
    common shares outstanding ..............     16,095,177       12,799,048
                                               ============     ============

     * Restated, as explained in Note 1


                        See accompanying notes to financial statements.

                                          VISTA EXPLORATION CORPORATION
                                          (Formerly ICOP DIGITAL, INC.)
                                          (A development stage company)
                            Statement of Changes in Shareholders' Deficit (Unaudited)


                                                            Preferred Stock               Common Stock
                                                       -------------------------   ---------------------------
                                                         Shares       Par Value      Shares          Amount
                                                       -----------   -----------   -----------     -----------

Balance at May 24, 2002 (inception) ................          --     $      --            --       $      --

June to August 2002, shares sold in private
   placement offering ($.01/share) .................          --            --      10,620,000*        106,200
September 2002, shares sold in private
   placement offering ($.10/share) .................          --            --       1,000,000*        100,000
October to November 2002, shares sold in private
   placement offering ($1.00/share) ................          --            --         150,000*        150,000
December 2002, shares issued in exchange for
   public relations services ($1.00/share) .........          --            --         100,000*        100,000
Net loss for the period ended December 31, 2002 ....          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 31, 2002 .......................          --            --      11,870,000         456,200

January to December 2003, shares sold in private
   placement offering ($1.00/share), net of
   offering costs of $22,500 .......................          --            --       1,946,000*      1,923,500
February 2003, shares issued in exchange for
   equipment installation services ($1.00/share) ...          --            --          11,000*         11,000
February 2003, shares issued in exchange for
   design services ($1.00/share) ...................          --            --          50,000*         50,000
February 2003, shares issued to acquire McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --         700,000*        700,000
Stock options issued in exchange for
   services provided ...............................          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 30, 2003, prior to merger ......          --            --      14,577,000       3,140,700

December 31, 2003, shares issued in conjunction
   with merger with ICOP Digital, Inc. (Note 1) ....          --            --       1,790,000          (9,432)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --            --            --              --
Net loss for the year ended December 31, 2003 ......          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 31, 2003 .......................          --            --      16,367,000       3,131,268

January to June, 2004, shares sold in private
   placement offering ($1.00/share) (Note 4) .......          --            --         225,000         225,000
January 2004, shares issued in exercise of
   options ($1.00/share) (Note 4) ..................          --            --          50,000          50,000
January to March 2004, preferred shares sold in
   private placement offering ($6.00/share) (Note 4)       183,333     1,099,998          --              --
March 2004, shares received to divest McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --        (700,000)       (700,000)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --            --            --              --
Net loss for the six months ended June 30, 2004 .             --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at June 30, 2004 ..........................        183,333   $ 1,099,998    15,942,000     $ 2,706,268
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

                                                                     Accumulated
                                                                           Other
                                                          Stock     Comprehensive   Accumulated
                                                         Options        Loss          Deficit*        Total
                                                       -----------   -----------    -----------    -----------

Balance at May 24, 2002 (inception) ................   $      --     $      --      $      --      $      --

June to August 2002, shares sold in private
   placement offering ($.01/share) .................          --            --             --          106,200
September 2002, shares sold in private
   placement offering ($.10/share) .................          --            --             --          100,000
October to November 2002, shares sold in private
   placement offering ($1.00/share) ................          --            --             --          150,000
December 2002, shares issued in exchange for
   public relations services ($1.00/share) .........          --            --             --          100,000
Net loss for the period ended December 31, 2002 ....          --            --         (537,615)      (537,615)
                                                       -----------   -----------    -----------    -----------

Balance at December 31, 2002 .......................          --            --         (537,615)       (81,415)

January to December 2003, shares sold in private
   placement offering ($1.00/share), net of
   offering costs of $22,500 .......................          --            --             --        1,923,500
February 2003, shares issued in exchange for
   equipment installation services ($1.00/share) ...          --            --             --           11,000
February 2003, shares issued in exchange for
   design services ($1.00/share) ...................          --            --             --           50,000
February 2003, shares issued to acquire McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --             --          700,000
Stock options issued in exchange for
   services provided ...............................        90,000          --             --           90,000
                                                       -----------   -----------    -----------    -----------

Balance at December 30, 2003, prior to merger ......        90,000          --         (537,615)     2,693,085

December 31, 2003, shares issued in conjunction
   with merger with ICOP Digital, Inc. (Note 1) ....          --            --             --           (9,432)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --         (75,581)          --          (75,581)
Net loss for the year ended December 31, 2003 ......          --            --       (4,343,042)    (4,343,042)
                                                       -----------   -----------    -----------    -----------

Balance at December 31, 2003 .......................        90,000       (75,581)    (4,880,657)    (1,734,970)

January to June, 2004, shares sold in private
   placement offering ($1.00/share) (Note 4) .......          --            --             --          225,000
January 2004, shares issued in exercise of
   options ($1.00/share) (Note 4) ..................          --            --             --           50,000
January to March 2004, preferred shares sold in
   private placement offering ($6.00/share) (Note 4)          --            --             --        1,099,998
March 2004, shares received to divest McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --             --         (700,000)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --          37,703           --           37,703
Net loss for the six months ended June 30, 2004 .             --            --         (980,669)      (980,669)
                                                       -----------   -----------    -----------    -----------

Balance at June 30, 2004 ..........................    $    90,000   $   (37,878)   $(5,861,326)   $(2,002,938)
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

                                 VISTA EXPLORATION CORPORATION
                                 (Formerly ICOP DIGITAL, INC.)
                                 (A development stage company)
                             Statements of Cash Flows (Unaudited)


                                                            Six Months            May 24, 2002
                                                               Ended               Inception
                                                              June 30,              through
                                                     --------------------------     June 30,
                                                         2004           2003*          2004*
                                                     -----------    -----------    -----------
Cash flows from operating activities:
    Net loss .....................................   $  (980,669)   $  (809,244)   $ (5,861326)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation .............................        13,197          8,442         36,105
        Book value of equipment retired ..........         1,734           --           28,837
        Stock-based compensation .................          --           50,000        150,000
        Stock options issued .....................          --             --           90,000
        Loss on unconsolidated subsidiary ........          --           96,455        450,000
        Gain on restructured trade debt ..........      (485,482)          --         (485,482)
        Changes in operating liabilities:
          Increase in accounts receivable
             and prepaid expenses ................         5,400        (27,884)          --
          Increase in accounts payable and
             accrued liabilities .................       574,295        (55,330)     2,402,946
                                                     -----------    -----------    -----------
                 Net cash used in
                    operating activities .........      (871,525)      (737,561)    (3,188,920)
                                                     -----------    -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment ..........       (26,678)        (4,560)       (91,648)
    Payment of patent costs ......................       (47,866)          --          (47,866)
    Liabilities assumed in recapitalization (Note 1)        --             --            9,432
    Investment in subsidiary .....................      (450,000)          --         (450,000)
    Deposits .....................................         3,000           --             --
                                                     -----------    -----------    -----------
                 Net cash used in
                    investing activities .........      (521,544)        (4,560)      (580,082)
                                                     -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable ......       225,000           --          677,231
    Principal payments on notes payable ..........      (319,523)        (2,813)      (534,241)
    Proceeds from the sale of preferred stock ....     1,099,998           --        1,099,998
    Proceeds from the sale of common stock .......       275,000        813,500      2,554,700
    Payment of offering costs ....................          --          (22,500)       (22,500)
                                                     -----------    -----------    -----------
                 Net cash provided by
                    financing activities .........     1,280,475        788,187      3,775,188
                                                     -----------    -----------    -----------
                    Net change in cash ...........      (112,594)        46,066          6,186

Cash, beginning of period ........................       118,780         20,782           --
                                                     -----------    -----------    -----------

Cash, end of period ..............................   $     6,186    $    66,848    $     6,186
                                                     ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes .................................   $      --      $      --      $      --
                                                     ===========    ===========    ===========
    Interest .....................................   $     3,568    $     2,558    $     7,645
                                                     ===========    ===========    ===========

    Non-cash investing and financing transactions:
      Subsidiary acquired with stock .............   $      --      $   700,000    $   700,000
      Subsidiary divested for stock ..............   $  (700,000)   $      --      $  (700,000)
      Foreign currency translation ...............   $   (37,703)   $      --      $    37,878
      Equipment acquired with stock ..............   $      --      $      --      $    11,000
      Equipment acquired with notes payable ......   $    72,408    $      --      $    72,408
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

The accompanying statements of operations and cash flows reflect the six-month period ended June 30, 2004. The comparative figures for the six-month period ended June 30, 2003 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.


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


Note 2: Related Party Transactions

Notes payable to related parties consisted of unsecured advances made to the Company under promissory note agreements for working capital purposes and pay no interest. The notes payable are due on demand. During the six months ended June 30, 2004 shareholders and affiliates advanced $250,066 to the Company and during that period the Company repaid $260,000.

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

The Company pays an automobile lease payment of $720 per month on behalf of the Chairman of the Board. Total payments related to the lease were $4,320 in 2004.

During 2003, certain shareholders advanced to the Company $70,418 for working capital. The Company repaid $36,541 to those shareholders during the same period. The advances are interest free and are due as cash becomes available. The Company repaid the shareholders the remaining $33,877 during the six months ending June 30, 2004.

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

Common Stock Issued for Cash
In 2004, the Company sold 225,000 shares of its common stock for a total of $225,000, or $1.00 per share. The shares of common stock were sold under a private offering memorandum relating to the private offering of up to 2 million shares of its common stock at $1.00 per share.

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


Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.



Item 2. Plan of Operation.

     During the three months ended June 30, 2004, the Company incurred $112,816 in research and development expenses and $409,357 in general and administrative expense, resulting in an operating loss of $522,173. During the three months ended June 30, 2003, the Company incurred $196,668 in research and development expenses, $204,210 in general and administrative expense and $45,725 in losses from its marketing subsidiary, resulting in an operating loss of $446,603. The increased level of expense is the result of increased personnel and activity as the Company executes its marketing plan. In addition, the company negotiated a reduction of $485,482 in the amount it had been billed by a contractor in 2003 for research and development costs.

     During the six months ended June 30, 2004, the Company incurred $605,620 in research and development expenses and $859,512 in general and administrative expense, resulting in an operating loss of $1,465,132. During the six months ended June 30, 2003, the Company incurred $312,765 in research and development expenses, $397,468 in general and administrative expense and $96,455 in losses from its marketing subsidiary, resulting in an operating loss of $806,688. The increased level of expense is the result of increased personnel and activity as the Company executes its business plan.

Liquidity and Capital Resources

     On June 30, 2004, the Company had $6,186 in cash and a total of $2,167,104 in current liabilities, primarily related to the research and development costs. Net cash used in operating activities for the six months ended June 30, 2004 was $871,525 compared to cash used in operating activities of $737,561 for the six months ended June 30, 2003. Net cash used in investing activities for the six months ended June 30, 2004 was $521,544, including $450,000 paid to the marketing subsidiary that was divested in March 2004 and $47,866 paid for patent applications. Net cash provided by financing activities was $1,280,475 for the six months ended June 30, 2004, compared to $788,187 for the six months ended June 30, 2003, primarily from the sale of preferred and common stock.

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

     Our Capital Requirements

     We will need to raise additional funds to finance our planned operations during the next 12 months.

     We currently do not have any binding commitments for, or readily available sources of, additional financing. There is no guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we do not obtain additional financing we will not be able to implement our plan. Furthermore, we could be forced to cease operations and liquidate our assets.


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

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are furnished as part of this report:

     1. Exhibit 31.1       Certification required by Section 302 of
                           the Sarbanes-Oxley Act of 2002.

     2. Exhibit 31.2       Certification required by Section 302 of
                           the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.1       Certification required by Section 906 of
                           the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.2       Certification required by Section 906 of
                           the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISTA EXPLORATION CORPORATION


Date: August 25, 2004                     By: /s/ David C. Owen
                                          ----------------------------
                                          David C. Owen,
                                          Chief Executive Officer