Form 10QSB
period 2004-09-30
VISTA EXPLORATION CORP
filed 2004-11-15
CIK 1094572

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-27321

                               ICOP Digital, Inc.
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

                          Vista Exploration Corporation
       ------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 16,062,000 shares of its common stock issued and outstanding as of October 31, 2004, the latest practicable date before the filing of this report.

                               ICOP DIGITAL, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - September 30, 2004 Unaudited)........................4

         Statements of Operations (Unaudited) - three months ended
         September 30, 2004 and 2003..........................................5

         Statements of Operations (Unaudited) - nine months ended
         September 30, 2004 and 2003..........................................6

         Statement of Changes in Shareholders' Deficit (Unaudited)............7

         Statements of Cash Flows (Unaudited) - nine months ended
         September 30, 2004 and 2003..........................................9

         Notes to Financial Statements (Unaudited)...........................10

Item 2.  Plan of Operation...................................................13

Item 3.  Controls and Procedures.............................................14

PART II--OTHER INFORMATION...................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 6.  Exhibits............................................................15

         Signature...........................................................15

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



Item 1. Financial Statements

                                 ICOP DIGITAL, INC.
                            (A development stage company)
                             Balance Sheet (Unaudited)
                                 September 30, 2004



                                       Assets

Cash                                                                    $    71,032
Prepaid expenses                                                             36,459
Property and equipment, at cost, net of
    accumulated depreciation                                                102,679
Other assets:
    Deferred patent application cost                                         59,032
                                                                        -----------

                                                                        $   269,202
                                                                        ===========

                        Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities                            $ 1,815,308
    Accrued liabilities                                                     275,820
    Customer deposits                                                       114,890
    Notes payable, related parties                                          160,066
    Notes payable                                                           220,408
    Accrued interest                                                          4,214
                                                                        -----------
                  Total liabilities                                       2,590,706
                                                                        -----------

Commitment                                                                     --

Shareholders' deficit (Note 4):
    Preferred stock, no par value; 5,000,000 shares authorized,
       183,333 shares issued and outstanding                              1,099,998
    Common stock, no par value; 50,000,000 shares authorized,
       16,062,000 shares issued and outstanding                           3,231,268
    Accumulated other comprehensive loss-foreign currency translation       (21,405)
    Accumulated deficit                                                  (6,631,365)
                                                                        -----------
                  Total Shareholders' deficit                            (2,321,504)
                                                                        -----------

                                                                        $   269,202
                                                                        ===========


                See accompanying notes to financial statements.

                               ICOP DIGITAL, INC.
                          (A development stage company)
                      Statements of Operations (Unaudited)



                                                       Three Months
                                                          Ended
                                                       September 30,
                                               -----------------------------
                                                   2004             2003*
                                               ------------     ------------
Operating expenses:
    Stock-based compensation................   $    315,000     $       --
    Selling, general and administrative ....        387,282          264,322
    Research and development ...............         62,948        1,789,460
    Equity in losses of equity-method
       investee, net (Note 3) ..............           --             60,715
                                               ------------     ------------
                    Total operating expenses        765,230        2,114,497
                                               ------------     ------------

                    Loss from operations ...       (765,230)      (2,114,497)

Other (expenses):
    Interest expense .......................         (4,809)          (5,973)
                                               ------------     ------------

                    Loss before income taxes       (770,039)      (2,120,470)

Income tax provision .......................           --               --
                                               ------------     ------------

                    Net loss ...............   $   (770,039)    $ (2,120,470)
                                               ============     ============

Basic and diluted loss per share ...........   $      (0.05)    $      (0.15)
                                               ------------     ------------

Basic and diluted weighted average
    common shares outstanding ..............     16,020,333       13,699,639
                                               ============     ============

     * Restated, as explained in Note 1


                 See accompanying notes to financial statements.



                                      ICOP DIGITAL, INC.
                                 (A development stage company)
                              Statements of Operations (Unaudited)



                                                        Nine Months              May 24, 2002
                                                          Ended                   Inception
                                                       September 30,                through
                                               -----------------------------     September 30,
                                                   2004             2003*            2004*
                                               ------------     ------------     ------------
Operating expenses:
    Stock-based compensation................   $    315,000     $     50,000     $    555,000
    Selling, general and administrative ....      1,246,794          661,790        2,420,486
    Research and development ...............        668,568        2,052,225        3,674,685
    Equity in losses of equity-method
       investee, net (Note 3) ..............           --            157,170          450,000
                                               ------------     ------------     ------------
                    Total operating expenses      2,230,362        2,921,185        7,100,171
                                               ------------     ------------     ------------

                    Loss from operations ...     (2,230,362)      (2,921,185)      (7,100,171)

Other (expenses):
    Foreign currency translation ...........           --               --             (4,221)
    Gain on restructure of trade debt.......        485,482             --            485,482
    Interest expense .......................         (5,828)          (8,529)         (12,455)
                                               ------------     ------------     ------------

                    Loss before income taxes     (1,750,708)      (2,929,714)      (6,631,365)

Income tax provision .......................           --               --               --
                                               ------------     ------------     ------------

                    Net loss ...............   $ (1,750,708)    $ (2,929,714)    $ (6,631,365)
                                               ============     ============     ============

Basic and diluted loss per share ...........   $      (0.11)    $      (0.22)
                                               ------------     ------------

Basic and diluted weighted average
    common shares outstanding ..............     16,069,381       13,167,013
                                               ============     ============

     * Restated, as explained in Note 1



                        See accompanying notes to financial statements.

                                              ICOP DIGITAL, INC.
                                         (A development stage company)
                           Statement of Changes in Shareholders' Deficit (Unaudited)


                                                            Preferred Stock               Common Stock
                                                       -------------------------   ---------------------------
                                                         Shares       Par Value      Shares          Amount
                                                       -----------   -----------   -----------     -----------

Balance at May 24, 2002 (inception) ................          --     $      --            --       $      --

June to August 2002, shares sold in private
   placement offering ($.01/share) .................          --            --      10,620,000*        106,200
September 2002, shares sold in private
   placement offering ($.10/share) .................          --            --       1,000,000*        100,000
October to November 2002, shares sold in private
   placement offering ($1.00/share) ................          --            --         150,000*        150,000
December 2002, shares issued in exchange for
   public relations services ($1.00/share) .........          --            --         100,000*        100,000
Net loss for the period ended December 31, 2002 ....          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 31, 2002 .......................          --            --      11,870,000         456,200

January to December 2003, shares sold in private
   placement offering ($1.00/share), net of
   offering costs of $22,500 .......................          --            --       1,946,000*      1,923,500
February 2003, shares issued in exchange for
   equipment installation services ($1.00/share) ...          --            --          11,000*         11,000
February 2003, shares issued in exchange for
   design services ($1.00/share) ...................          --            --          50,000*         50,000
February 2003, shares issued to acquire McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --         700,000*        700,000
Stock options issued in exchange for
   services provided ...............................          --            --            --            90,000
                                                       -----------   -----------   -----------     -----------

Balance at December 30, 2003, prior to merger ......          --            --      14,577,000       3,230,700

December 31, 2003, shares issued in conjunction
   with merger with ICOP Digital, Inc. (Note 1) ....          --            --       1,790,000          (9,432)
Unrealized effect of the change in foreign
   currency exchange rates .........................          --            --            --              --
Net loss for the year ended December 31, 2003 ......          --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at December 31, 2003 .......................          --            --      16,367,000       3,221,268

January to September, 2004, shares sold in private
   placement offering ($1.00/share) (Note 4) .......          --            --         295,000         295,000
January 2004, shares issued in exercise of
   options ($1.00/share) (Note 4) ..................          --            --         100,000         100,000
January to March 2004, preferred shares sold in
   private placement offering ($6.00/share) (Note 4)       183,333     1,099,998          --              --
March 2004, shares received to divest McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........          --            --        (700,000)       (700,000)
Stock options issued in exchange for
   services provided ...............................          --            --            --           315,000
Unrealized effect of the change in foreign
   currency exchange rates .........................          --            --            --              --
Net loss for the nine months ended September 30, 2004         --            --            --              --
                                                       -----------   -----------   -----------     -----------

Balance at September 30, 2004 .....................        183,333   $ 1,099,998    16,062,000     $ 3,231,268
                                                       ===========   ===========   ===========     ===========

     * Restated, as explained in Note 1


Table continues on following page.

                                               ICOP DIGITAL, INC.
                                          (A development stage company)
                      Statement of Changes in Shareholders' Deficit (Unaudited) (Continued)



                                                                     Accumulated
                                                                           Other
                                                                    Comprehensive   Accumulated
                                                                        Loss          Deficit*        Total
                                                                     -----------    -----------    -----------
Balance at May 24, 2002 (inception) ................                 $      --      $      --      $      --

June to August 2002, shares sold in private
   placement offering ($.01/share) .................                        --             --          106,200
September 2002, shares sold in private
   placement offering ($.10/share) .................                        --             --          100,000
October to November 2002, shares sold in private
   placement offering ($1.00/share) ................                        --             --          150,000
December 2002, shares issued in exchange for
   public relations services ($1.00/share) .........                        --             --          100,000
Net loss for the period ended December 31, 2002 ....                        --         (537,615)      (537,615)
                                                                     -----------    -----------    -----------

Balance at December 31, 2002 .......................                        --         (537,615)       (81,415)

January to December 2003, shares sold in private
   placement offering ($1.00/share), net of
   offering costs of $22,500 .......................                        --             --        1,923,500
February 2003, shares issued in exchange for
   equipment installation services ($1.00/share) ...                        --             --           11,000
February 2003, shares issued in exchange for
   design services ($1.00/share) ...................                        --             --           50,000
February 2003, shares issued to acquire McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........                        --             --          700,000
Stock options issued in exchange for
   services provided ...............................                        --             --           90,000
                                                                     -----------    -----------    -----------

Balance at December 30, 2003, prior to merger ......                        --         (537,615)     2,693,085

December 31, 2003, shares issued in conjunction
   with merger with ICOP Digital, Inc. (Note 1) ....                        --             --           (9,432)
Unrealized effect of the change in foreign
   currency exchange rates .........................                     (75,581)          --          (75,581)
Net loss for the year ended December 31, 2003 ......                        --       (4,343,042)    (4,343,042)
                                                                     -----------    -----------    -----------

Balance at December 31, 2003 .......................                     (75,581)    (4,880,657)    (1,734,970)

January to September, 2004, shares sold in private
   placement offering ($1.00/share) (Note 4) .......                        --             --          295,000
January 2004, shares issued in exercise of
   options ($1.00/share) (Note 4) ..................                        --             --          100,000
January to March 2004, preferred shares sold in
   private placement offering ($6.00/share) (Note 4)                        --             --        1,099,998
March 2004, shares received to divest McCoy's
   Law Line, Inc. ($1.00/share) (Note 1) ...........                        --             --         (700,000)
Stock options issued in exchange for
   services provided ...............................                        --             --          315,000
Unrealized effect of the change in foreign
   currency exchange rates .........................                      54,176           --           54,176
Net loss for the nine months ended September 30, 2004                       --       (1,750,708)    (1,750,708)
                                                                     -----------    -----------    -----------

Balance at September 30, 2004 .....................                  $   (21,405)   $(6,631,365)   $(2,321,504)
                                                                     ===========    ===========    ===========

     * Restated, as explained in Note 1


                                 See accompanying notes to financial statements.

                                       ICOP DIGITAL, INC.
                                  (A development stage company)
                              Statements of Cash Flows (Unaudited)



                                                            Nine Months           May 24, 2002
                                                               Ended               Inception
                                                            September 30,           through
                                                     --------------------------   September 30,
                                                         2004           2003*         2004*
                                                     -----------    -----------    -----------
Cash flows from operating activities:
    Net loss .....................................   $(1,750,708)   $(2,929,714)   $(6,631,365)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation .............................        20,633         14,282         43,541
        Book value of equipment retired ..........         1,734           --           28,837
        Stock-based compensation .................          --           50,000        150,000
        Stock options issued .....................       315,000           --          405,000
        Loss on unconsolidated subsidiary ........          --          157,170        450,000
        Gain on restructured trade debt ..........      (485,482)          --         (485,482)
        Changes in operating liabilities:
          Increase in accounts receivable
             and prepaid expenses ................       (31,059)       (33,273)       (36,459)
          Increase in accounts payable and
             accrued liabilities .................       845,658      1,175,641      2,674,308
                                                     -----------    -----------    -----------
                 Net cash used in
                    operating activities .........    (1,084,224)    (1,565,894)    (3,401,620)
                                                     -----------    -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment ..........       (26,678)       (50,415)       (91,648)
    Payment of patent costs ......................       (59,032)          --          (59,032)
    Liabilities assumed in recapitalization (Note 1)        --             --            9,432
    Investment in subsidiary .....................      (450,000)          --         (450,000)
    Deposits .....................................         3,000           --             --
                                                     -----------    -----------    -----------
                 Net cash used in
                    investing activities .........      (532,710)       (50,415)      (591,248)
                                                     -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable ......       445,000        268,500        897,231
    Principal payments on notes payable ..........      (370,812)       (20,887)      (585,529)
    Proceeds from the sale of preferred stock ....     1,099,998           --        1,099,998
    Proceeds from the sale of common stock .......       395,000      1,408,500      2,674,700
    Payment of offering costs ....................          --          (22,500)       (22,500)
                                                     -----------    -----------    -----------
                 Net cash provided by
                    financing activities .........     1,569,186      1,633,613      4,063,900
                                                     -----------    -----------    -----------
                    Net change in cash ...........       (47,748)        17,304         71,032

Cash, beginning of period ........................       118,780         20,782           --
                                                     -----------    -----------    -----------

Cash, end of period ..............................   $    71,032    $    38,086    $    71,032
                                                     ===========    ===========    ===========
Supplemental disclosure of cash flow information:
    Income taxes .................................   $      --      $      --      $      --
    Interest .....................................   $     4,164    $     3,058    $     8,241
    Non-cash investing and financing transactions:
      Subsidiary acquired with stock .............   $      --      $   700,000    $   700,000
      Subsidiary divested for stock ..............   $  (700,000)   $      --      $  (700,000)
      Foreign currency translation ...............   $   (54,176)   $      --      $    21,405
      Equipment acquired with stock ..............   $      --      $      --      $    11,000
      Equipment acquired with notes payable ......   $    72,408    $      --      $    72,408

          * Restated, as explained in Note 1

                         See accompanying notes to financial statements.

                               ICOP DIGITAL, INC.
                          (A development stage company)
                          Notes to Financial Statements


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

The accompanying statements of operations and cash flows reflect the nine-month period ended September 30, 2004. The comparative figures for the nine-month period ended September 30, 2003 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.


Note 1: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. (the "Company"), was incorporated in May 2002 in Nevada. It is a development stage enterprise engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry. No in-car video units have been sold. The Company's offices are located in Overland Park, Kansas.

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

                               ICOP DIGITAL, INC.
                          (A development stage company)
                          Notes to Financial Statements


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

On December 31, 2003, ICOP Digital, Inc. (ICOP) exchanged 100 percent of its outstanding shares of common stock for 14,577,000 shares of the common stock of Vista Exploration Corporation ("Vista".) In January 2004, the two companies merged. The acquisition has been treated as a recapitalization of ICOP, with Vista the legal surviving entity. Since Vista had, prior to the recapitalization of ICOP, no assets and net liabilities (consisting principally of accounts payable) and no operations, the recapitalization has been accounted for as the sale of 1,790,000 shares of ICOP common stock for the net liabilities of Vista. The historical financial statements presented herein have been restated and are those of ICOP. Costs of the transaction have been charged to the period. On November 10, 2004 Vista changed its name to ICOP Digital, Inc. after receiving shareholder approval at its annual meeting held November 5, 2004.

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


Note 2: Related Party Transactions

Notes payable to related parties consisted of unsecured advances made to the Company under promissory note agreements for working capital purposes and pay no interest. The notes payable are due on demand. During the nine months ended September 30, 2004 shareholders and affiliates advanced $295,066 to the Company and during that period the Company repaid $310,000.

                               ICOP DIGITAL, INC.
                          (A development stage company)
                          Notes to Financial Statements


The Company purchased furnishings and equipment from a company owned by a shareholder for a total price of $50,066. The price paid was the predecessor's depreciated cost, which the board of directors determined to represent the fair value of the property.

The Company paid an automobile lease payment of $720 per month on behalf of the Chairman of the Board. Total payments related to the lease were $5,760 in 2004.

During 2003, certain shareholders advanced to the Company $70,418 for working capital. The Company repaid $36,541 to those shareholders during the same period. The advances are interest free and are due as cash becomes available. The Company repaid the shareholders the remaining $33,877 during the nine months ending September 30, 2004.

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

Common Stock Issued for Cash
In 2004, the Company sold 295,000 shares of its common stock for a total of $295,000, or $1.00 per share. The shares of common stock were sold under a private offering memorandum relating to the private offering of up to 2 million shares of its common stock at $1.00 per share.

In 2004, the Company sold 100,000 shares of its common stock for a total of $100,000, or $1.00 per share in exercise of stock options issued in 2002.

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

                               ICOP DIGITAL, INC.
                          (A development stage company)
                          Notes to Financial Statements


Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.


Item 2. Plan of Operation.

     During the three months ended September 30, 2004, the Company incurred $62,948 in research and development expenses, $387,282 in general and administrative expense and $315,000 in expense related to stock options, resulting in an operating loss of $765,230. During the three months ended September 30, 2003, the Company incurred $1,789,460 in research and development expenses, $264,322 in general and administrative expense and $60,715 in losses from its marketing subsidiary, resulting in an operating loss of $2,114,497. The increased level of general expense is the result of increased personnel and activity as the Company focuses on execution of its marketing plan and has substantially completed development of its initial products.

     During the nine months ended September 30, 2004, the Company incurred $668,568 in research and development expenses, $1,246,794 in general and administrative expense and $315,000 in expense related to stock options, resulting in an operating loss of $2,230,362. In addition the company reported a gain of $485,482 on restructure of contract development expense incurred in 2003. During the nine months ended September 30, 2003, the Company incurred $2,052,225 in research and development expenses, $661,790 in general and administrative expense, $157,170 in losses from its marketing subsidiary and $50,000 in design services paid by issuance of common stock, resulting in an operating loss of $2,951,185. The increased level of general expense is the result of increased personnel and activity as the Company focuses on execution of its marketing plan and has substantially completed development of its initial products.

Liquidity and Capital Resources

     On September 30, 2004, the Company had $71,032 in cash and a total of $2,590,706 in current liabilities, significantly related to research and development costs. Net cash used in operating activities for the nine months ended September 30, 2004 was $1,084,224 compared to cash used in operating activities of $1,565,894 for the nine months ended September 30, 2003. Net cash used in investing activities for the nine months ended September 30, 2004 was $532,710, including $450,000 paid to the marketing subsidiary that was divested in March 2004 and $59,032 paid for patent applications. Net cash provided by financing activities was $1,569,186 for the nine months ended September 30, 2004, compared to $1,633,613 for the nine months ended September 30, 2003, primarily from the sale of preferred and common stock.

     Our auditors have included an additional paragraph to their report on our financial statements for the year ended December 31, 2003, to state that our losses since inception and our net capital deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. We cannot assure you that our plan of operation will be successful in addressing this issue.

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


Employees

     We currently have seven full time employees.


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

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     During the period covered by this report, the Company raised a total of $70,000 through the sale of 70,000 shares of common stock through a private placement of securities. The Company intends to use the proceeds of this offering for general working capital purposes, as management deems appropriate. The Company paid no commissions in connection with the private placement.

     The shares of stock sold in the private placement were exempted from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. Shares in the private placement were only offered to select accredited investors (as such term is defined in Rule 501(a) of Regulation D of the Securities Act).


Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are furnished as part of this report:

     1.      Exhibit 31.1     Certification required by Section 302 of the
                              Sarbanes-Oxley Act of 2002.

     2.      Exhibit 31.2     Certification required by Section 302 of the
                              Sarbanes-Oxley Act of 2002.

     3.      Exhibit 32.1     Certification required by Section 906 of the
                              Sarbanes-Oxley Act of 2002.

     4.      Exhibit 32.2     Certification required by Section 906 of the
                              Sarbanes-Oxley Act of 2002.





                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ICOP Digital, Inc.


Date: November 15, 2004                     By:  /s/  David C. Owen
                                               ----------------------------
                                                      David C. Owen,
                                                      Chief Executive Officer