Form 10KSB
period 2004-12-31
ICOP DIGITAL, INC
filed 2005-04-06
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27321

ICOP Digital, Inc.

(Name of small business issuer in its charter)

Colorado	84-1493152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11011 King Street, Suite 260, Overland Park, KS 66210

(Address of principal executive offices, including ZIP Code)

Issuer’s telephone number: (913) 338-5550

Vista Exploration Corporation

(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

No par value common stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2004 were $51,000.

The aggregate market value of the 1,161,462 shares of the issuer’s outstanding common stock held by non-affiliates of the issuer was $6,968,772 as of March 31, 2005. The stock price for computation purposes was $6.00 per share which was the closing price for our shares on the OTC BB on March 30, 2005.

The issuer had 1,648,862 shares of its common stock issued and outstanding as of March 31, 2005, the latest practicable date before the filing of this report, after giving effect to a one share for ten share stock split completed February 28, 2005.

ICOP DIGITAL, INC.

PART I

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives.  In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  You should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made.  Such factors include, among other things, those listed under “Risk Factors” and described elsewhere in our registration statement on Form SB-2 as filed with the Securities and Exchange Commission on April 4, 2005 (the “Form SB-2”) registering an underwritten public offering of units of common stock and warrants to purchase common stock (the “public offering”) and described elsewhere in this report and the following:

1.                                       the possibility that the public offering is not consummated and alternative financing is not available at all or on affordable terms;

2.                                       the ICOP Model 20/20 not being accepted by the law enforcement industry;

3.                                       difficulty meeting demand for in-car video technologies at a cost that results in a profit;

4.                                       our ability to improve our products and to develop other products necessary to compete in the industry;

5.                                       our ability to bring future products to market;

6.                                       the ICOP Model 20/20 being replaced by more advanced technologies and thereby becoming obsolete;

7.                                       the limited number of product offerings;

8.                                       budget cuts in the law enforcement industry affecting purchasing levels;

9.                                       our lack of profitability and operating history;

10.                                 our limited ability to control interruptions in production by the outside manufacturer of the ICOP Model 20/20;

11.                                 successful infringement claims and our ability to protect proprietary rights;

12.                                 a highly competitive and fragmented market;

13.                                 loss of key management personnel;

14.                                 our ability to manage rapid growth;

15.                                 criminal procedure court rulings regarding right to privacy;

16.                                 general economic and business conditions in the United States; and

17.                                 defects in products could result in litigation and other significant costs.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Form SB-2, not all of which are known to us.  Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements.  We will update this report only to the extent required under applicable securities laws.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

Item 1.  Description of Business.

Company History

We were formed as Bail Corporation in April 1998 with the purpose of acquiring or merging with a privately owned company.  In March 2001, we began to engage in the oil and gas business and changed our name to Vista Exploration Corporation.  We leased oil and gas properties in Southeast Kansas to drill for coal bed methane gas, but due to a lack of funding in March 2003, we returned to our original plan of seeking a merger with, or an acquisition of, an operating business that wanted to become a public company.  In January 2004, ICOP Digital, Inc., a Nevada corporation (“ICOP Nevada”), merged with and into our wholly owned subsidiary.  ICOP Nevada commenced operations in May 2002 for the purpose of engaging in the design, development and marketing of an in-car digital video recorder for use in the law enforcement industry.  As a result of the merger, our principal business became that of ICOP Nevada.  In November 2004, we changed our name to ICOP Digital, Inc. and in February 2005 we completed a ten shares for one share reverse split of our common and preferred stock.  The effect of this change in share totals is reflected in this document, except for the financial statements in Item 7 which include pre-split share totals.

Introduction to Business

We design, engineer and market a digital in-car video system – the ICOP Model 20/20 – designed for the rugged demands of law enforcement agencies and other first responder markets such as fire departments and emergency medical personnel.  The product offers what we believe to be superior video and audio recording technology as well as proprietary compression technology that insures the integrity of the recorded information.  The ICOP Model 20/20 technology also has applications in other commercial markets where surveillance and communications are critical to the safety of people and the security of property, including public transportation such as trains, buses and airplanes; military and government installations; financial institutions, telecommunications and energy facilities; and transportation centers such as airports, seaports, train stations and bus stations.  In the future we plan to develop and market other innovative surveillance and communications systems for the public and private security market.

The Security Industry

The security industry is characterized in general by a continual evolution of technology that enhances both security and convenience at increasingly lower costs.  Governments and private industry in the United States and worldwide are actively seeking to develop new products and services to meet the growing demands for homeland security.  Billions of dollars are being appropriated by the federal and state governments of the U.S. and governments throughout the world for coping with terrorism.  The private sector is also increasing the demand for homeland security products and services, especially, we believe, reliable integrated video surveillance technologies and communications solutions.

There are three core market segments for the ICOP Model 20/20 and other products that we may develop based on this technology:

•                  First responders including law enforcement, military, fire departments and emergency medical personnel;

•                  Operators of critical assets and facilities such as banking and financial institutions, buildings, energy and chemical sites (gas, electric power, water and nuclear power plants), transportation facilities (rail, road transportation, marine transportation and airports), telecommunications facilities, government facilities, bridges, dams, border patrol, seaports, federal monuments and national icons; and

•                  Private industry.

The In-Car Video Industry

The law enforcement industry has long recognized the value of documenting critical incidents by means of recorded videotape.  Videotape provides accurate portrayal of traffic violations, citizen behavior and other events as they occur, documents police contacts with the public, offers persuasive evidence in court, allows for officer performance monitoring and protects law enforcement agents against false claims of police misconduct.  The result is increased likelihood of criminal prosecutions, less officer overtime spent in court, improved training, fewer citizen complaints and reduced exposure to civil liability and enhanced officer safety, as well as the potential to improve accountability and trust between the police and the public.

The advent of the videotape camera in the early 1980s and improvements made in the field since then have given rise to many new applications of video technology in law enforcement.  Agencies in the United States and around the world are applying video technology to many facets of police operations by equipping vehicles with video recorders, monitoring public areas and recording booking and other police procedures.

In-car video was originally used, beginning in the 1980s, to record field sobriety tests to support driving under the influence of alcohol allegations.  In the 1990s, in-car video cameras proved valuable to document drug interdiction stops.  By the late 1990s, the police were also using in-car video to document traffic stops in response to allegations of racial profiling and to address the increase in assaults on officers.  Since the terrorists’ attacks of September 11, 2001, video recordings from police vehicles have been recognized as a means by which information needed to locate terrorists can be collected, thereby improving homeland security.

Although there have been recent technological advances making the use of the mobile video recorder more practical and affordable, nearly all video applications in law enforcement today still rely on outdated, analog VHS technology.  Problems with current in-car analog technologies include:

•                  poor video and audio quality that makes identification difficult;

•                  high failure rates under normal circumstances and especially when used in extreme temperatures, resulting in lost data and high maintenance costs;

•                  danger to the officer in the event of an accident as the in-car unit and in some cases the cameras may become projectiles because of their installation constraints;

•                  occupation of valuable space in the trunk and cab;

•                  excessive time required to evaluate and catalog recorded material;

•                  significant physical space for storage of the in-car unit and the data itself;

•                  lack of effective zoom capabilities; and

•                  limited area coverage when camera positioning is fixed.

Digital in-car video systems were first offered to the law enforcement industry only recently and have been quickly recognized to be superior to analog systems in many important respects.  Digital video, for example, allows for pre-event recording while analog video does not.  Most digital systems are continually in the passive recording mode when the power is on.  When the record mode is activated, a period of time, from ten seconds to five minutes depending on the manufacturer, is added to the recording, possibly capturing the incident that prompted the officer to begin recording.

Access to specific digitally recorded information is much quicker.  Rather than having to review a VHS cassette by fast-forwarding and reversing, a scene can be selected from a menu and viewed instantly.  Also, digital video produces higher quality images and stores substantially more information than analog video, including, on every frame, the date and officer name, traffic radar output, GPS coordinates, incident identification and status of emergency lights and other factors.

DVD disks can be stored in a fraction of the space of VHS cassettes.  Digital video can also be archived to a server, reducing storage space even further.  Video archived to a server can be viewed from computers networked to the server instead of having to retrieve a video from a physical storage facility, with the ability to control access and functions.  Also, “back end” management software, available from a few manufacturers, catalogs video information allowing for easy retrieval through a computer.

Digital video systems also offer the advantage of being able to record simultaneously more than one channel of video, allowing two or more cameras to record different views at once.  In addition, copies of video clips can be made more quickly than analog and do not degrade over time like VHS.

The ICOP Digital Solution

Our ICOP Model 20/20 digital in-car video system addresses the deficiencies of analog video technology by providing all the advantages described above while differentiating itself from competing digital systems by offering what we believe to be a superior product, at a lower price and with superior customer support.  We believe the ICOP Model 20/20 offers the highest quality digital system on the market, with the following characteristics:

•                  Prevention of unauthorized access and editing of video.  Our proprietary compression algorithm prevents unauthorized access and editing of video.

•                  In-dash system.  Our ICOP Model 20/20 includes a built-in AM/FM radio and fits into the radio slot in the dashboard of the police vehicle, allowing for easier installation and maintenance and more available vehicle and trunk space.

•                  Officer safety.  Our ICOP Model 20/20 includes no dangling parts that could endanger the officer in the event of an accident.

•                  Improved picture quality.  Our ICOP Model 20/20 features full video graphics array (“VGA”) compared with ¼ VGA used by many of our competitors, resulting in superior picture quality.

•                  Easy storage and retrieval of video files.  Our ICOP Model 20/20 video is downloaded from the vehicle hard drive to a server, and video can be accessed quickly and easily by ticket/case number, date/time, type of incident, vehicle number and other identifying characteristics.  The video files are convertible to Windows Media Player, VHS or MPEG-2 format.

•                  Additional features:

•                  Continuous loop recording stores 60 seconds of pre-event recording, possibly capturing the underlying infraction that leads to a traffic stop or other event that triggers the decision to record the event;

•                  High-quality wireless 900 MHz microphone, with ability to remotely activate the recorder, a range of up to 1,000 feet and an “officer HELP” button that sends an alert to dispatch, with GPS coordinates and vehicle identification (where compatible with other police equipment);

•                  Up to three cameras per vehicle, two of which can record simultaneously, with multiple angles and zoom capabilities;

•                  Password-protected files;

•                  Built-in GPS, with continuous latitude/longitude display, allowing exact “marking” of event locations on every frame of video;

•                  Radar equipment interface (where compatible with other police equipment);

•                  Automatic indexing of video clips by date, time and event identification, office identification, racial profiling, GPS data, vehicle identification, case number and type of incident; and

•                  Removable vehicle-grade hard drive.

The ICOP Model 20/20 also requires for operation an adapter (hardware used to download data from vehicle-grade hard drive) and The B.O.S.S. (Back Office System Server), an industrial-grade computer that includes the preloaded, proprietary ICOP Digital Video Management System software.

Our strategy is to price the ICOP Model 20/20 well below the market, as municipalities and state governments are cost sensitive, often mandating competitive bidding.  We are the only company we know of among our competitors to publish its pricing schedule for in-car video equipment.  Our competitors have many pricing schedules, due to multiple layers of distributors, sometimes resulting in customers obtaining different quotes on the same product from our competitors.

The two-camera ICOP Model 20/20 is priced at $4,500 per unit with volume discounts available for purchases of more than five units.  The B.O.S.S., which generally supports up to 10 units of the ICOP Model 20/20, is priced at $4,500, adapter hardware used to download data from the hard drive is priced at $300, and a label maker for printing labels for DVDs is priced at $150.  Optional equipment includes an additional 20GB removable vehicle hard drive priced at $350, a Sony color camera for rear window recording priced at $450 and an additional 900 MHz wireless mic priced at $150.  We can arrange lease-to-own financing of the purchase and installation of the ICOP Model 20/20 through tax-exempt municipal leases which are available to certain qualified governmental entities.  We provide a one-year parts and labor warranty on the ICOP Model 20/20 with extended warranties available.

Future Applications and Products

There is a substantial demand for security solutions worldwide and a growing use of closed circuit television, biometrics, access control, radar and GPS technologies.  New applications for these technologies are being adopted at military installations, borders, airports, nuclear facilities, power plants and pipelines.

We continue to enhance the features and performance of the ICOP Model 20/20 while exploring new applications of the ICOP Model 20/20 specifically and video surveillance technology in general.  We believe that our future success depends in large part on investing in research and development to enhance our ability to:

•                  identify and respond to emerging technological trends in related markets;

•                  develop solutions to customers’ changing needs; and

•                  improve our ICOP Model 20/20 by adding features and functionality that our customers want.

Currently video surveillance systems are undergoing a transition from analog to digital.  The demand for video surveillance system today is being driven primarily by the replacement of analog equipment with digital equipment.  Digital technology enables audio-video data compression that minimizes transmission bandwidth and storage requirements and permits security cameras to operate on standard data networks without the expense of bulky coaxial cables.

An “intelligent” or “smart” camera has all the needed functionality built into the unit and does not require a separate computer to operate.  We are currently in the early stages of investigating the development of an intelligent camera, which we have named ICOP On Watch, which could continuously monitor at-risk sites such as airports, borders, seaports, utilities and private industry facilities.  Using proprietary intelligent cameras and surveillance image-analyzing software together with a standard cellular phone network, we believe the system could provide a comprehensive view of a defined area, centrally monitor contracted sites 24/7 in real time and detect threats and issue warnings when there is an intrusion.  The technology is being developed for us to design a system capable of detecting motions and distinguishing naturally occurring movements, such as leaves waving in the wind, from that of a human being.  With this automated monitoring and recognition of possibly hostile intruders, large areas could be efficiently monitored with minimal human involvement.

We expect the ICOP On Watch camera, as contemplated, to have the following benefits over existing analog technology:

•                  reduced security costs;

•                  fewer images to archive reducing storage requirements;

•                  high-compression ratio for storage of high-resolution images, resulting in high integrity of data, high speed data transmission and lower storage requirements;

•                  faster searches through recorded information;

•                  lower bandwidth to support networked cameras;

•                  advanced capabilities such as motion detection and stabilization, with encryption;

•                  design flexibility for development of products for multiple applications sold at multiple price points;

•                  reduction of human error and human oversight; and

•                  wired, fiber and wireless media, greatly enhancing expandability.

Sales and Marketing

We are currently marketing our ICOP Model 20/20 only to law enforcement agencies.  In-car video, however, has applications in many other special use vehicles such as fire trucks, emergency medical technician (EMT) vehicles, school and public buses, trains, planes, military, border patrol vehicles and taxi cabs.

There are more than 440,000 police vehicles currently in service in the U.S., and approximately 70,000 new vehicles are leased or purchased by law enforcement agencies each year. At an average selling price of at least $5,000 for the ICOP Model 20/20 and related equipment, there is an estimated potential market of over $2 billion for law enforcement vehicles in the U.S. alone.

In 2004, approximately 38% of local law enforcement and 72% of state highway patrol vehicles had VHS (analog) in-car video systems. Warranties on these VHS systems have expired or will soon expire, and the systems will increasingly need service and will eventually need to be replaced.  The market began transitioning to digital surveillance systems in 2004.

We market the ICOP Model 20/20 directly to all levels of city, county, state and federal law enforcement agencies.  Our marketing efforts include advertising in police magazines, direct mailings to law enforcement agencies and participation in industry trade shows, conferences and seminars.  In addition to our full-time inside sales and regional sales staff, we plan to establish a national “Officer Sales Team” consisting of police officers across the country who will call on local police departments, typically within a 500-mile radius of their homes; these officers will be part-time independent contractors.  We also are expanding our user-friendly website to facilitate sharing of digital video files for training purposes, provide password-protected access to the site to obtain software updates and allow real time, 24/7 communication with technical support personnel.  We also plan to include our products in direct mail industry catalogs and to secure endorsements from respected law enforcement agencies.

Digital in-car video systems require an experienced technical support team to respond to customer questions and to assist with their particular application.  We are committed to building a talented tech support team to meet this important need.  To support sales efforts, we also produce promotional materials that include brochures, video presentations, data sheets and other technical materials along with our website to explain our product.  We provide demonstration systems generally for 30- and 60-day trial periods, which affords prospective customers an opportunity to have a hands-on experience with the ICOP Model 20/20 and The B.O.S.S.

Our sales cycle typically begins by initiating contact with a law enforcement agency or the receipt of a request for information from a prospective customer, usually through our website.  After making the contact or receiving the request for information, we assess the potential customer’s needs, make presentations and product demonstrations at the customer’s place of business, present a formal proposal and negotiate a contract.  The decision to purchase is typically made by a group of people including the chief of police or sheriff but may also include political decision-makers such as city council members.

We will initially focus on development in the U.S. market and in Canada via distributors.  We intend to address other English-speaking markets, such as Australia, where we currently have a distributor, and the UK, beginning later in 2005.

We also plan to explore strategic partnerships for the development of other products using our technology.  We are currently in discussions with two Fortune 500 companies that are interested in employing our ICOP Model 20/20 technology as well as our intelligent camera, which is currently in development, in applications in the security industry.

Competition

The law enforcement market and specifically the in-car video market are highly competitive.  Digital in-car video is a quickly evolving technology, and the market is growing rapidly as the new technology is gaining widespread acceptance, new patrol cars are being purchased or leased and outdated analog video systems are being replaced by digital systems.

Most major in-car video manufacturers are in the process of developing, or have developed, digital video technology, and many have already introduced and sold digital units to law enforcement agencies.  We have three major competitors – Mobile-Vision, Inc., International Police Technologies, Inc. and Kustom Signals – and many other competitors who sell or may in the future sell in-car video systems to police departments.

In addition to their existing relationships with law enforcement agencies, many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, preferred vendor status with our existing and potential customer base, more extensive distribution channels, larger customer bases and faster response times to new or emerging technologies and changes in customer requirements.  As a result, our competitors may develop superior products or beat us to market with products similar to ours.

We believe we compete principally on the basis of:

•                  product performance and functionality;

•                  price;

•                  product quality and reliability; and

•                  customer service and technical support.

While we believe that our innovative product design and our proprietary compression technology make the ICOP Model 20/20 superior in quality to other products, some competitors offer features that we do not.  For example, Mobile-Vision now offers wireless data transfer from the patrol car to police headquarters.  While we believe that existing wireless uploading technology needs to improve before it can be successfully used in in-car systems, some law enforcement agencies may be attracted to this new technology, which we currently do not offer.

The market for digital in-car video systems for police and other first responder vehicles is expected to grow rapidly over the next five years, as more cars are equipped with video surveillance and as upgrades to digital are made.  We feel we are positioned to become a leader in this market based on what we believe to be the superiority of our innovative product and its attractive price.

Manufacturing and Suppliers

We entered into a development and manufacturing agreement dated February 10, 2005 with Tietech Co., Ltd., a Japanese company with ISO 9001 certification, pursuant to which Tietech has exclusive rights to manufacture, and we have exclusive rights to sell, the ICOP Model 20/20.  We owe 134 million Japanese yen (approximately $1,249,800 as of March 31, 2005) to Tietech for non-recurring engineering work incurred in development of the ICOP Model 20/20.  Of this amount, 67 million yen (approximately $624,900 as of March 31, 2005) is expected to be paid from the proceeds of an underwritten offering filed with the Securities and Exchange Commission on April 4, 2005, with the balance paid over time as units are shipped.  On receipt of the initial payment of 67 million yen, Tietech is to produce and deliver 600 units to us and will produce and deliver additional units upon receipt of a $1 million inventory deposit which also is expected to be paid from the proceeds of the underwritten offering.  There can be no assurance, however, that the public offering will be consummated or, if not consummated, that we will be able to procure financing from other sources to make payments to the manufacturer.  The initial term of the agreement is 10 years.

While Tietech assisted in its development, we maintain the intellectual property rights necessary to produce the ICOP Model 20/20.  The manufacturer does have certain intellectual property rights to a method of operating the data compression used in the ICOP Model 20/20.  If this method were no longer available to us, another manufacturer could produce the unit, but a partial redesign would be required and could result in a production delay.

We entered into an agreement with TriSquare Communications (Hong Kong) Co., Ltd. (“TriSquare”) dated February 11, 2004 pursuant to which it is manufacturing a 900 MHz wireless microphone system for use with the ICOP Model 20/20.

We entered into a license agreement, effective December 2004, with Showlei Associates, pursuant to which Showlei grants us the non-exclusive right to design, manufacture, use, sell and distribute software that decodes, reconstructs and displays video images based on Showlei’s proprietary technology, and agrees to sell us a supply of semiconductor chips that incorporate the proprietary technology.  The initial term of the agreement is 10 years.

We also rely on several unaffiliated subcontractors to supply certain components and assemblies that are incorporated in our ICOP Model 20/20.  We acquire our components on a purchase order basis and do not have long-term contracts with suppliers.

Inventory Systems

Inventory warehousing and shipping are managed from our Overland Park, Kansas facility.  We use standard warehousing systems to store, retrieve, monitor and manage our inventory.

Intellectual Property

We have filed U.S. patent applications covering aspects of the design and methods of operating the ICOP Model 20/20.  Among other things, the claims, as drafted, generally describe the use of a digital recording device in an integrated and synchronized surveillance system able to record data from cameras, microphones and global positioning system equipment, with the recording media housed in a driver accessible console opening originally manufactured into the vehicle, such as a car radio slot.  The claims also are drafted to cover particular features and capabilities of the ICOP Model 20/20, such as the system’s in-dash recorder, back-end searchable database and event marking capability.  We also have secured trademarks for “ICOP,” “ICOP Digital” and the stylistic use of our logo and are seeking trademark protection for ICOP Model 20/20TM, ICOP On WatchTM and The B.O.S.S.TM.  We intend to continue to seek formal intellectual property protections to protect our technologies, processes and designs.  We also use confidentiality agreements with employees and key suppliers to ensure the confidentiality of our trade secrets.

Employees

As of March 31, 2005, we had eleven full-time employees including four in management and administration, two in sales and marketing and five in engineering.

Item 2.  Description of Property.

Our offices are located in Overland Park, Kansas in approximately 4,642 square feet of leased office space at $7,153 per month.  Our current lease expires on June 30, 2005, at which time we intend to lease 12,800 square feet, in nearby Lenexa, Kansas, for five years at a cost of $15,000 per month plus taxes and insurance.

Item 3.  Legal Proceedings.

We do not know of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held the Annual Meeting of the Shareholders on November 5, 2004, at which four proposals were presented.  Proposal One elected David C. Owen to a three year term as a Class A director by a vote of 1,231,000 for and 36,300 against.

Proposal Two elected Charles A. Ross, Sr. to a two year term as a Class B director by a vote of 1,246,000 for and 21,300 against.  In addition to Mr. Owen and Mr. Ross, Roger Mason continues as a member of the board of directors.  Proposal Three approved an amendment to the Company’s articles of incorporation to change the name of the Corporation to ICOP Digital, Inc. by a vote of 1,257,300 for and 10,000 against.  Proposal Four approved the appointment of Cordovano and Honeck, LLP as auditor for the year ending December 31, 2004 by a vote of 1,252,300 for with 15,000 abstaining.

The Company held a Special Meeting of the Shareholders on February 28, 2005, at which one proposal was presented.  The shareholders approved a reverse split of the common and preferred stock on a one for ten basis, by which each ten of our issued and outstanding common and preferred shares shall become one share, by a vote of 1,124,598 for and 4,290 against with 2,000 abstaining.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market and Price Ranges of Common Stock

Our common stock trades on the OTC BB under the symbol “ICDG.OB.”  It traded under the symbol “VXPL” and then under the symbol “ICPD.OB” until March 16, 2005.  The first reported trading occurred on October 18, 2004.  Below are the price ranges of our common stock, adjusted for a 1-for-10 share reverse split effective February 28, 2005.

	HIGH	LOW
2004
Fourth Quarter (from October 18, 2004)	$20.00	$5.10
2005
First Quarter	$8.20	$5.10

The last reported sale price of our common stock on the OTC BB on March 31, 2005 was $6.00 per share.  According to the records of our transfer agent, there were approximately 223 holders of record of our common stock as of March 31, 2005.

Dividend Policy

We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future.  We intend to retain any future earnings for use in the operation and expansion of our business.  Any future decision to pay dividends on common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities.

In the last three years, the Registrant has sold securities which were not registered as follows:

In December 2003, pursuant to an exemption under the Securities Act, we issued 60,000 shares of our common stock to two accredited investors for an aggregate price of $300,000.

In March 2004, pursuant to an exemption under Regulation D of the Securities Act, we concluded an offering of our Series A Preferred Stock and warrants to accredited investors.  We issued an aggregate of 25,000 shares of Series A Preferred Stock and 200,000 Series A warrants for $1,099,998.

In November 2004, pursuant to an exemption under Regulation D of the Securities Act, we issued 19,500 shares of our common stock to five accredited investors for an aggregate price of $195,000.

In November 2004, pursuant to a bridge loan, we collected $100,000 from two accredited investors.  The bridge loan subsequently was abandoned; and, pursuant to an exemption under the Securities Act, these two investors converted their loans into 12,000 shares of common stock in December 2004.

Effective December 2004, in connection with a software license agreement, we issued 20,000 shares of common stock to Showlei Associates.  The shares were issued pursuant to an exemption under the Securities Act, and represented an initiation fee to secure the license.

In March 2005, pursuant to an exemption under Regulation D of the Securities Act, we completed a $2,200,000 bridge loan from 32 accredited investors pursuant to which we issued warrants to purchase our common stock.

Item 6.  Plan of Operation.

We are an early stage development company, and the first sales of our ICOP Model 20/20 occurred in December 2004.  While we have outstanding unfilled purchase orders for $524,825 in ICOP Model 20/20’s and related equipment as of March 31, 2005, we have sold only seven units and related equipment to a total of five law enforcement agencies, generating total revenues of $51,000.  Our plan of operation through the first half of 2006 is summarized below.

On April 4, 2005, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering an underwritten public offering of units of common stock and warrants to purchase common stock (the “public offering”).  The gross proceeds of the offering, assuming no exercise of the underwriters’ over-allotment option, is expected to total approximately $10 million.  There can be no assurance, however, that the public offering will be consummated. If it is not consummated, we may not be able to procure financing from other sources on affordable terms in order to fund our plan of operations.

We have entered into a manufacturing agreement on February 10, 2005 with a Japanese company to produce a minimum of 10,000 ICOP Model 20/20 units through December 31, 2008.  Through March 31, 2005, we received 10 units from this manufacturer.  Under this agreement, the manufacturer will be responsible for purchasing the components and manufacturing the units, and we will pay for the units when shipped.  If the public offering is consummated, we plan to advance $1 million to the manufacturer to be used to purchase components after they have completed approximately 700 units.  We are currently marketing the ICOP Model 20/20 to law enforcement agencies.

If the public offering is consummated, we plan to use the proceeds to repay bridge loans, make payments to third-party manufacturers, purchase inventory and increase our sales and marketing efforts.  In March 2005, our expenses exceeded our cash flow by approximately $130,000 per month.  Prior to the receipt of material revenue from sales of the ICOP Model 20/20, we believe this

“burn rate” will increase to approximately $150,000 per month.  We believe that once sales of the ICOP Model 20/20 reach approximately 200 units per month, which we expect will occur in the second half of 2005, we will be operating at a break even level.

Assuming the public offering is consummated, through the first half of 2006, we expect to spend approximately $1.5 million on research and development to develop new products, including the ICOP On Watch camera.  We do not expect major purchases of plant and equipment during that period due to our contract manufacturing arrangements.  We do plan to lease additional facilities beginning in July 2005 to allow for expansion of engineering, sales, technical support and shipping activities.  We expect to spend approximately $150,000 to move and equip this new space and project an increase in monthly rental expense of approximately $10,000.

We do not plan to increase our administrative staff substantially in the near term, since the manufacturing of the ICOP Model 20/20 is handled by a third party.  Assuming the public offering is consummated, we will likely increase our sales and marketing staff, engineering and tech support staff as sales grow.

The timing of additional activities and the development of other markets and products depend on the speed with which we penetrate the law enforcement and other first responder markets as well as whether the public offering is consummated.  Additionally, while it is not likely, we may consider manufacturing our own products once the process is substantially automated and should we determine that we can do so cost effectively.

Equity-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement 123R, “Share-Based Payment.”  It addresses transactions in which an entity obtains employee services in share-based payment transactions. Share-based payment transactions include stock options. This Statement is effective for the Company on January 1, 2006.  Prior to January 1, 2006, the Company will continue to account for employee services in share-based payment transactions under the intrinsic method.  Under the intrinsic method, if the stock option is at the money or out of the money, no expense is recorded.  After January 1, 2006, the Company will apply the fair value method.  Under the fair value method, stock options will be expensed.  Statement 123 will apply to stock options granted prior to January 1, 2006 only if a previous award was modified, repurchased or cancelled after the implementation date.

Item 7.  Financial Statements.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.  All share amounts included in those financial statements are before the effect of the one share for ten share reverse split that was approved by shareholders on February 28, 2005.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a)                                  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(c) and 15d-15(c) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004, the end of the period covered by this report.

(b)                                 For the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

Our executive officers, directors and key employees, and certain information about them, including their ages as of March 31, 2005, are as follows:

Name	Age	Position

Charles A. Ross, Sr.	64	Chairman of the Board
David C. Owen	66	President, Chief Executive Officer and Director
Laura E. Owen	47	Chief Operating Officer, Vice President and Corporate Secretary
John C. Garrison	53	Chief Financial Officer and Treasurer
L. Derrick Ashcroft	76	Director
Noel Koch	66	Director
Roger L. Mason	52	Director
Steven E. Hathaway	52	Director of Engineering
Kevin McDugle	37	Director of National Sales

The following is a brief description of the principal occupation and recent business experience of each of our directors, executive officers and key employees:

Charles A. Ross, Sr. has served as a director since April 2001 and as our Chairman since July 2004, and was our Chief Executive Officer from April 2001 until July 2004.  From May 2002 until our acquisition of ICOP Nevada in January 2004, Mr. Ross was Chief Executive Officer of ICOP Nevada.  From January 2001 through March 2001, Mr. Ross explored opportunities in the oil and gas industry. From July 1999 until December 2000, he owned and operated a business that supplied recruiting and business cards to a number of multi-level marketing companies.  Over the last 40 years, Mr. Ross has founded or served as an officer in companies marketing musical instrument amplifiers, traffic speed radar, luxury boats and satellite television.

David C. Owen has served as a director since January 2003 and as our Chief Executive Officer since July 2004.  From January 2004 to July 2004, he was our Chief Financial Officer.  Since 1985, Mr. Owen has been president of Owen & Associates, Inc., a private investment and management entity.  Mr. Owen has more than 40 years of experience in the financial industry and has served in executive management positions with both retail and investment banks.  He served as a Kansas State Senator from 1968 to 1972 and as Lieutenant Governor of Kansas from 1972 to 1974.  He received a B.A. degree in Business Administration and Economics from Ottawa University in Ottawa, Kansas.  In September 2004, in connection with an action brought by the Securities Commission of Kansas involving the private sale of a small amount of unregistered securities not involving us, Mr. Owen stipulated to a consent decree enjoining him and his agents from acting as a broker-dealer in Kansas unless registered under the Kansas Securities Act or exempt from registration, from offering or selling unregistered securities in Kansas unless exempt from registration, and from otherwise violating the Kansas Securities Act.  Mr. Owen, who was not an officer, director or placement agent for the company involved,  stipulated to the consent decree in order to dispose of the action expeditiously and did not admit any of the allegations.  Mr. Owen is married to Laura E. Owen.

Laura E. Owen has served as our Corporate Secretary and as a Vice President since May 2003.  She has served as our Chief Operating Officer since March 2005.  From 1998 until May 2003, she served as President of Unicard.com, Inc., a travel insurance company.  Ms. Owen has spent over two decades working on business issues in the public and private sectors.  In 1991, she became the first woman to be appointed Secretary of Commerce for the State of Kansas, the state’s economic development agency.  Ms. Owen received a B.S. degree in Business Administration from Delaware Valley College in Philadelphia.  Ms. Owen is the wife of David C. Owen.

John C. Garrison has served as our Chief Financial Officer since July 2004 and as our Treasurer since March 2005.  He has provided accounting services to the Company since April 2001.  Prior to joining us in 2004, Mr. Garrison worked independently as a Certified Public Accountant.  Mr. Garrison serves on the boards of directors of Quest Resource Corporation and Empire Energy Corporation International, both publicly traded companies.  He received a B.S. degree in Business Administration and Accounting from Kansas State University.

Roger L. Mason has served as a director since January 2004.  From May 2002 until January 2004, he served as a director of ICOP Nevada.  Since 1995 Mr. Mason has been a principal of Fishman & Company Realtors, a real estate business in Olathe, Kansas.  He received a B.S. degree in Construction Technology from Pittsburg State University in Pittsburg, Kansas.

L. Derrick Ashcroft has served as a director since March 2005.  Mr. Ashcroft is involved in banking and tax consulting for high net worth individuals.  He currently owns and operates a cattle ranch in New Mexico, and over the last five years, he has served on boards of several companies.  He currently serves on the board of Dwango North America Corp, a publicly traded company.  Mr. Ashcroft received an M.A. degree from Oxford University in England.

Noel Koch has served as a director since March 2005.  He is an expert on terrorism and security-related issues, with over 40 years of experience in developing advanced analytical procedures for identifying and assessing potential threats to individuals and to institution and corporate assets.  Since August 1986, Mr. Koch has served as the president and chief executive officer of International Security Management, Inc., a provider of security services to foreign and domestic government agencies, corporations and individuals in high-risk environments.  Since August 1986, he also has served as the president and chief executive officer of Transecur, Inc., an on-line, interactive global security information service with offices in the U.S. and Europe.  Mr. Koch also is a partner in Anchor Special Risks Registry, a computer-based system designed to record and assess hostile activities towards corporations and other institutions.  Mr. Koch is a former instructor for the U.S. State Department’s Anti-Terrorism Assistance Program, and served for over five years as Director of Special Planning in the U.S. Department of Defense.  Mr. Koch received a B.A. degree in English from Widener University and a M.A. degree in Political Science from Bryn Mawr College.

There are no family relationships among our officers and directors, except that Mr. and Ms. Owen are husband and wife.

Steven E. Hathaway has served as our Director of Engineering since February 2005.  Mr. Hathaway was an engineering manager at Pivot International from February 2002 to February 2005.  From March 1999 to January 2002, he was Vice President of Engineering at Avatar Engineering, Inc.  He studied business administration at Southwestern College in Winfield, Kansas and studied at the Missouri Institute of Technology and the University of Missouri-Kansas City, where he received a B.S. degree in Electrical Engineering.  He also performed graduate studies at the University of Missouri-Kansas City.

Kevin McDugle has served as our Director of National Sales since March 2005.  Since 1997, Mr. McDugle has managed sales teams selling technology products to Fortune 500 companies and providing surveillance systems to law enforcement.  In particular, from September 2003 through February 2005, Mr. McDugle led the sales team at International Police Technologies, Inc., and from May 1999 to September 2003, he served as Division Director at RHI Consulting.  Prior to becoming a sales manager, Mr. McDugle spent eight years with the United States Marine Corps, during which time he worked with anti-terrorism teams and security forces.  He holds an M.B.A. from the University of Phoenix and a B.S. degree in Business from Southern Nazarene University in Bethany, Oklahoma.

Board Classifications and Committees

Our Board of Directors is divided into three classes as nearly equal in number as possible.  Each year the stockholders elect the members of one of the three classes to three-year terms of office.  Currently, Mr. Owen serves as a Class A director, whose term expires in 2008, Mr. Ross serves as a Class B director, whose term expires in 2007, and Mr. Mason serves as a Class C director, whose term expires in 2006.  Messrs. Ashcroft and Koch have been elected to serve as directors until our 2005 annual meeting of shareholders, at which time they may be nominated to fill a vacancy in one or more of our director classes.

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee.  Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors, and audits of financial statements. Specific responsibilities include the following:

•                  selecting, hiring and terminating our independent auditors;

•                  evaluating the qualifications, independence and performance of our independent auditors;

•                  approving the audit and non-audit services to be performed by the independent auditors;

•                  reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•                  overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•                  with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•                  preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

Our Audit Committee is comprised of Messrs. Ashcroft, Koch and Mason.  Mr. Ashcroft serves as Chairman of the Audit Committee.  The Board has determined that all members of the Audit Committee are independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market.  The Board has determined that Mr. Ashcroft qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Compensation Committee.  Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:

•                  approving the compensation and benefits of our executive officers;

•                  reviewing the performance objectives and actual performance of our officers; and

•                  administering our stock option and other equity compensation plans.

Our Compensation Committee is comprised of Messrs. Ashcroft, Koch and Mason.  Mr. Mason serves as Chairman of the Compensation Committee.  The Board has determined that all members of the Compensation Committee are independent under the Nasdaq rules.

Nominating Committee.  Our Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•                  evaluating the composition, size and governance of our Board of Directors and its committees and make recommendations regarding future planning and the appointment of directors to our committees;

•                  establishing a policy for considering stockholder nominees for election to our Board of Directors;

•                  evaluating and recommending candidates for election to our Board of Directors;

Our Nominating Committee is comprised of Messrs. Ashcroft, Koch and Mason.  Mr. Koch serves as Chairman of our Nominating Committee.  The Board has determined that all members of the Nominating Committee are independent under the Nasdaq rules.

Director Compensation

In March 2005, each of our non-employee directors received an option to purchase 5,000 shares of common stock for service on the Board and an option to purchase an additional 2,500 shares for service as Chairman of the Board and for each Board committee chaired.  In the future, we plan to grant to each of our non-employee directors an option to purchase 2,500 shares of common stock at each annual meeting of stockholders at which the director is re-elected or continues to serve as a director for the ensuing year.  Non-employee directors also receive $500 for each quarterly Board meeting attended in person, together with reimbursement of expenses incurred to attend the meeting and $250 for each Board meeting attended telephonically.

Code of Ethics

We have adopted a code of ethics that applies to our officers (including our principal executive, financial and accounting officers), directors, employees and consultants.  The text of our code of ethics is attached as an exhibit to this annual report.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by our two Chief Executive Officers during 2004 and our other most highly compensated executive officers during the last year (the “Named Executive Officers”) for services rendered to ICOP in all capacities for the last three fiscal years, but is limited to executive officers other than our Chief Executive Officers who earned more than $100,000 in total compensation during the last fiscal year.

		Long-Term Compensation
		Annual Compensation		Awards
Name and Principal Position	Fiscal Year	Salary		Securities Underlying Options/ SARs		All Other Comp.
		($)		(#)		($)
Charles A. Ross, Sr., Chief Executive Officer (resigned July 22, 2004)	2004	80,231	(1)	0		6,452	(2)

	2003	58,564		0		0

	2002	0		50,000	(3)	0

David C. Owen, President and Chief Executive Officer	2004	149,047	(4)	50,000		11,806	(5)

	2003	58,564		0		0

	2002	0		0		0

Laura E. Owen, Corporate Secretary and Vice President of Administration and Marketing	2004	119,568	(6)	25,000		10,869	(7)

	2003	47,654		0		0

	2002	0		0		0

(1) Includes paid salary of $39,231 and unpaid salary of $41,000.

(2) Includes a $900 401(k) matching payment, car allowance of $4,322, and deferred 401(k) contribution of $1,230.

(3) Cancelled by agreement effective January 13, 2004.

(4) Includes paid salary of $40,506 and unpaid salary of $108,541.

(5) Includes paid car allowance of $1,275, unpaid car allowance of $6,375, a $900 401(k) matching payment and deferred 401(k) contribution of $3,256.

(6) Includes paid salary of $42,276 and unpaid salary of $77,292.

(7) Includes paid car allowance of $1,700, unpaid car allowance of $5,950, a $900 401(k) matching payment and deferred 401(k) contribution of $2,319.

Option Grants in Last Fiscal Year

Option Grants in Fiscal Year 2004 (Individual Grants)

Name and Principal Position	Number of Securities Underlying Options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration Date

Charles A. Ross, Sr. (Chief Executive Officer, resigned July 22, 2004)	0	0%	n/a	n/a
David C. Owen (President and CEO)	50,000	62%	$10.00	Dec. 31, 2012
Laura E. Owen (Corporate Secretary and Vice President of Administration and Marketing)	25,000	31%	$10.00	April 26, 2009

Option Exercises and Holdings

The following table sets forth, as to those Named Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004, and the number of shares of common stock received upon exercise of options during the last fiscal year.  None of the outstanding options at December 31, 2004 was “in-the-money.”

Aggregated Option Exercises in Fiscal Year 2004

and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2004 (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at December 31, 2004 ($) Exercisable/Unexercisable
	(#)	($)

Charles A. Ross, Sr.	0	0	0 / 0	0 / 0

David C. Owen	0	0	50,000 / 0	0 / 0

Laura E. Owen	5,000	0	37,500 / 0	0 / 0

Employment Agreements

Charles A. Ross, Sr., our Chairman, had an annual salary pursuant to his Executive Employment Agreement of $60,000 beginning on March 24, 2003.  Effective January 1, 2004, the annual compensation increased to $90,000.  Mr. Ross entered into a new Executive Employment Agreement on April 1, 2004 which provides for annual compensation of $180,000.  On October 20, 2004, Mr. Ross voluntarily terminated his employment agreement effective July 22, 2004, the date he resigned as CEO of the Company, and he will not be paid any compensation for work performed after that date.  Mr. Ross has accrued $41,000 in unpaid salary which will be paid from the proceeds of this offering.

David C. Owen, our President and Chief Executive Officer, had an annual base salary pursuant to his Executive Employment Agreement of $60,000 beginning on March 24, 2003.  Effective January 1, 2004, the annual compensation increased to $90,000.  Mr. Owen entered into a new Executive Employment Agreement on April 1, 2004 with annual compensation of $180,000 per year.  Effective October 20, 2004, Mr. Owen voluntarily reduced his salary to $125,000 annually until we reach accumulated gross revenues of $8 million, at which time his salary will be restored to $180,000 and $118,172 in accrued but unpaid salary and other compensation will be paid in full.

Laura E. Owen, our Secretary and Vice President of Administration and Marketing, commenced employment with us in June 2003 with annual compensation of $24,000 pursuant to an Executive Employment Agreement.  Annual compensation increased to $60,000 on August 1, 2003, to $75,000 on January 5, 2004, to $120,000 on April 1, 2004, and to $150,000 on August 1, 2004.  Effective October 20, 2004, Ms. Owen voluntarily reduced her annual salary to $125,000 until we reach accumulated gross revenues of $8 million, at which time her salary will be restored to $150,000 and $85,561 in accrued but unpaid salary and other compensation will be paid in full.

Stock Option Plan

In June 2002, the Board of Directors and stockholders of ICOP Nevada approved that company’s 2002 Stock Option Plan (the “2002 Plan”).  The plan authorized the grant and issuance of options, restricted shares and other equity compensation to employees, officers and consultants of ICOP Nevada.  Initially, 500,000 shares of ICOP Nevada common stock were reserved for issuance under the 2002 Plan; however, the number of shares reserved automatically increased, and will continue to increase on each anniversary of the 2002 Plan, by an amount equal to 0.5% of the then issued and outstanding shares of ICOP Nevada common stock.  When we acquired ICOP Nevada in January 2004, any rights to acquire ICOP Nevada common stock under the 2002 Plan were converted so as to permit acquisition of our common stock instead.  As of March 1, 2005 a total of 514,192 shares were issued or reserved for issuance under the 2002 Plan.  Notwithstanding these automatic increases, the 2002 Plan requires that no more than 300,000 shares be issued in connection with the exercise of incentive stock options under the 2002 Plan.

The 2002 Plan is administered by the Compensation Committee of the Board of Directors.  Subject to the provisions of the 2002 Plan, the Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options.  The term of incentive stock options granted under the 2002 Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of our voting stock.  The exercise price of an incentive stock option granted under the 2002 Plan must be equal to or greater than the fair market value of the shares of our common stock on the date the option is granted.  The exercise price of a non-qualified option granted under the 2002 Plan must be equal to or greater than 85% of the fair market value of the shares of our common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of our voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted.

As of March 31, 2005, there were outstanding options to purchase 395,000 shares of common stock under the 2002 Plan, all of which were non-qualified.

Limitation of Liability and Indemnification

Our bylaws provide that, in the event a director, officer or employee is made a party or threatened to be made a party by reason of service as a director, officer or employee of the Company (or by reason of service as a director, officer, employee or agent of another entity at the request of the Company), then we shall indemnify that individual against expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of the action if the person acted in good faith and, in the case of conduct in the person’s official capacity, in a manner the person reasonably believed to be in the best interests of the Company or, in all other cases, in a manner that was at least not opposed to the Company’s best interests.  Notwithstanding the foregoing, no indemnification shall be made if the person is adjudged to be liable to the Company, or if the person is adjudged liable on the basis that the person derived an improper personal benefit.  Under certain circumstances, we may pay expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit or proceeding in advance to the final disposition of the matter. Furthermore, our Articles of Incorporation, as amended, provide for indemnification of our directors, officers, agents, fiduciaries and employees against any claim, liability or expense arising against or incurred by such person because the person is or was a director, officer, fiduciary, or employee of the Company (or because the person served as a director, officer, employee, partner, trustee or agent of another entity at the request of the Company) to the maximum extent permitted under Colorado law.  Colorado law generally permits a corporation to provide indemnification if the individual: (i) acted in good faith; and (ii) reasonably believed that, in the case of conduct in an official capacity, such conduct was in the corporation’s best interests and, in all other cases, that such conduct was at least not opposed to the corporation’s best interests.  In a criminal proceeding, the person must have had no reasonable cause to believe the person’s conduct was unlawful.

Insofar as we may permit indemnification for liabilities arising under the Securities Act to directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters.

Set forth below is information regarding the beneficial ownership of our common stock, as of March 31, 2005 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock to be received upon conversion of preferred stock, or subject to options or warrants currently exercisable or exercisable on or before May 30, 2005, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner(1)	No. of Shares Beneficially Owned		%
David C. Owen	449,900	(2)	27.3%
Laura E. Owen	449,900	(2)	27.3%
Charles A. Ross, Sr.	257,500	(3)	15.6%
Roger L. Mason	67,500	(4)	4.1%
L. Derrick Ashcroft	7,500	(5)	*
Noel Koch	7,500	(5)	*
All directors and officers as a group (seven)(6)	806,900		49.0%

* Less than 1%

(1) The address of all persons named in this table is: c/o ICOP Digital, Inc., 11011 King Street, Suite 260, Overland Park, KS 66210.

(2) Includes the following securities beneficially owned by Mr. Owen and Ms. Owen: 40,000 shares of common stock held by David & Laura Owen Trust under a trust dated 6/4/97; 60,400 shares of common stock held by Owen Enterprises, LLC; 25,000 shares of common stock held by Owen & Associates, Inc. Profit Sharing Plan; 5,000 shares of common stock held by DBM, LP (of which Mr. and Ms. Owen are general partners); 5,000 shares of common stock held by Emerson B. Wells, LP (of which Mr. and Ms. Owen are general partners); 25,000 shares of common stock held by MDN, LP (of which Mr. and Ms. Owen are general partners); 2,000 shares of common stock held by Ms. Owen; options held by Owen Enterprises, LLC to purchase 100,000 shares of common stock; options held by Mr. Owen to purchase 100,000 shares of common stock; and options held by Ms. Owen to purchase 87,500 shares of common stock.

(3) Includes 150,000 shares owned by Mr. Ross’s wife and options to purchase 7,500 shares of common stock.

(4) Includes 60,000 shares of common stock and options to purchase 7,500 shares of common stock.

(5) Includes options to purchase 7,500 shares of common stock.

(6) Includes options to purchase 320,000 shares of common stock.

Item 12.  Certain Relationships and Related Transactions

Transactions Involving Directors

In November 2002, we borrowed $10,000 from a limited liability company managed and co-owned by David C. Owen, our CEO and a director.  We repaid this amount in full in January 2004.  We borrowed an additional $100,000 from a limited liability company managed and co-owned by Mr. Owen in January 2004.  The related note payable accrues no interest and is due and payable on demand.  We have repaid $40,000, leaving $60,000 in outstanding principal.  In connection with consulting services, we granted options to the entity to purchase 100,000 shares of our common stock.  These options may be exercised until December 31, 2012 and have an exercise price of $10.00 per share.

In January 2004, we borrowed $100,000 from the wife of Charles A. Ross, Sr., our Chairman.  The related note payable accrues no interest and is due and payable on demand.  We have repaid $70,000, leaving $30,000 in outstanding principal.  In October 2004, we borrowed $9,000 from Mr. Ross which was repaid in February 2005 without interest.

In January 2004, we purchased furniture from a limited liability company managed and co-owned by Mr. Owen for $50,066 pursuant to a note that accrues no interest and is due and payable on demand.  We have repaid $25,000, leaving $25,066 in outstanding principal.

The Board of Directors believed that each of these loans was made on terms at least as favorable to us as could be obtained from independent third-party lenders.

Acquisition of ICOP Digital, Inc., a Nevada corporation

In January 2004, we acquired ICOP Nevada, by merging it with and into a wholly owned subsidiary we formed to effect the merger (“ICOP Acquisition”).  In connection with the merger, we issued approximately 1,454,000 shares of our common stock in exchange for the outstanding shares of ICOP Nevada.

ICOP Nevada had been a privately owned company engaged primarily in the design, development and marketing of an in-car digital video recorder system for use in the law enforcement industry.  At the time of the merger, Mr. Ross was our principal shareholder and served as our sole director and officer.  He also was a director, officer and shareholder of ICOP Nevada.  Mr. Owen held options to purchase shares of our common stock  He also was a director, officer and shareholder of ICOP Nevada.

Prior to the merger, we received additional capital investments sufficient to satisfy all of our outstanding debts at the time of the merger.  As a result, all outstanding notes, totaling $158,000 and which had been personally guaranteed by Mr. Ross, were paid in full.  ICOP Acquisition, as a newly formed entity, had no assets or liabilities.  Therefore, following the merger, the only assets and liabilities we had were those of ICOP Nevada prior to the merger.  While the merger was not an arms-length transaction, the boards of directors of both companies believed the transaction was fair in all material respects to their respective stockholders.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our Audit Committee.

Item 13. Exhibits.

(a) The following exhibits are furnished as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).
3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).
3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).
3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).
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

10.4	Agreement and Plan of Merger with ICOP (incorporated by reference to Exhibit 2.1 to Form 8-K for event dated February 13, 2004).
10.5	McCoy Stock Purchase Agreement (incorporated by reference to Exhibit 10.5 to Form 10-KSB for period ended December 31, 2003).
10.6

First Amendment to Employment Agreement between Vista Exploration Corporation and Charles A. Ross, Sr. dated as of June 1, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB for year ended March 31, 2002 (file No. 000-27321)).

14.1	Code of Ethics that applies to our officers (including our principal executive, financial and accounting officers), directors, employees and consultants.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

	2003	2004
1) Audit Fees	$4,473	$28,789
2) Audit related fees and services	0	0
3) Fees for tax related services	0	0
4) All other fees	0	0

                The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors.  Under the policy, pre-approval is detailed as to the scope and fees to be associated with the services.  The Audit Committee may delegate pre-approval authority to one or more of its independent members.  Such member must report any decisions to the Audit Committee at the Committee's regularly scheduled meetings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP Digital, Inc.

By:	/s/ David C. Owen
David C. Owen, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Ross, Sr.	Director	April 4, 2005
Charles A. Ross, Sr.

/s/ David C. Owen	Director	April 4, 2005
David C. Owen	(Principal Executive Officer)

/s/ Roger L. Mason	Director	April 4, 2005
Roger L. Mason

/s/ John C. Garrison	Chief Financial Officer	April 4, 2005
John C. Garrison	(Principal Accounting and Financial Officer)

/s/ L. Derrick Ashcroft	Director	April 4, 2005
L. Derrick Ashcroft

/s/ Noel Koch	Director	April 4, 2005
Noel Koch

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2004	F-3

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-4

Statements of Other Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-5

Statement of Changes in Shareholders’ Deficit for the period from May 24, 2002 (inception) through December 31, 2004	F-6

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICOP Digital, Inc. (formerly Vista Exploration Corporation):

We have audited the accompanying balance sheet of ICOP Digital, Inc. (formerly Vista Exploration Corporation) (a development stage company) as of December 31, 2004, and the related statements of operations, comprehensive income, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Companies Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOP Digital, Inc. (formerly Vista Exploration Corporation) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from May 24, 2002 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Denver, Colorado

March 11, 2005

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

BALANCE SHEET

DECEMBER 31, 2004

Assets
Current assets:
Cash	$4,242
Accounts receivable, net	44,525
Prepaid expenses	33,223
Total current assets	81,990

Property and equipment, less accumulated depreciation of $38,180 (Note 1)	119,298

Other assets:
Deferred patent costs	61,480
Other	250
$263,018
Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$2,051,300
Accrued liabilities	380,426
Unearned revenue	109,102
Notes and loans payable—Related party (Note 2)	139,066
Notes payable (Note 5)	200,000
Current maturities of long-term debt (Note 5)	7,853
Accrued interest payable (Note 5)	9,759
Total current liabilities	2,897,506

Long-term debt, net of current maturities (Note 5)	35,011
Total liabilities	2,932,517

Shareholders’ deficit (Note 7):
Preferred stock, no par value; 5,000,000 shares authorized, 250,000 shares issued and outstanding	1,099,998
Common stock, no par value; 50,000,000 shares authorized, 16,382,000 shares issued and outstanding	3,221,268
Accumulated other comprehensive loss, net of tax	(117,595)
Retained deficit	(6,873,170)
Total shareholders’ deficit	(2,669,499)
$263,018

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
Sales, net of returns	$50,657	$—	$50,657
Cost of sales	31,755	—	31,755
Gross profit	18,902	—	18,902
Operating expenses:
Selling, general and administrative	1,533,564	1,055,264	2,947,258
Research and development	936,111	2,828,113	3,942,228
Loss from the disposition of subsidiary (Note 3)	—	450,000	450,000
Total operating expenses	2,469,675	4,333,377	7,339,486
Loss from operations	(2,450,773)	(4,333,377)	(7,320,584)

Other income (expense):
Realized loss on foreign currency translation	—	(4,221)	(4,221)
Unusual item:
Gain on restructure of trade debt (Note 9)	471,707	—	471,707
Interest expense	(13,447)	(5,444)	(20,072)
Loss before income taxes	(1,992,513)	(4,343,042)	(6,873,170)
Income tax provision (Note 6)	—	—	—
Net loss	$(1,992,513)	$(4,343,042)	$(6,873,170)
Basic and diluted loss per share	$(0.12)	$(0.32)
Basic and diluted weighted average common shares outstanding	16,084,452	13,435,832

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENT OF OTHER COMPREHENSIVE LOSS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
Net loss	$(1,992,513)	$(4,343,042)	$(6,873,170)
Other comprehensive loss, net of tax:
Foreign currency translation	(42,014)	(75,581)	(117,595)
Comprehensive loss	$(2,034,527)	$(4,418,623)	$(6,990,765)

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock			Common Stock			Accumulated Other Comprehensive	Retained
	Shares	Amount		Shares	Amount		Loss	Deficit	Total
Balance at May 24, 2002 (inception)	—	$—		—	$—		$—	$—	$—
June to August 2002, shares sold in private placement offering ($.01/share) (Note 7)	—	—	*	10,620,000	106,200	*	—	—	106,200
September 2002, shares sold in private placement offering ($.10/share) (Note 7)	—	—	*	1,000,000	100,000	*	—	—	100,000
October to November 2002, shares sold in private placement offering ($1.00/share) (Note 7)	—	—	*	150,000	150,000	*	—	—	150,000
December 2002, shares issued in exchange for public relations services ($1.00/share) (Note 7)	—	—	*	100,000	100,000	*	—	—	100,000
Net loss for the period ended December 31, 2002	—	—		—	—		—	(537,615)	(537,615)
Balance at December 31, 2002	—	—		11,870,000	456,200		—	(537,615)	(81,415)
January to June 2003, shares sold in private placement offering ($1.00/share) (Note 7)	—	—	*	1,946,000	1,923,500	*	—	—	1,923,500
February 2003, shares issued in exchange for equipment installation services ($1.00/share) (Note 7)	—	—	*	11,000	11,000	*	—	—	11,000
February 2003, shares issued in exchange for design services ($1.00/share) (Note 7)	—	—	*	50,000	50,000	*	—	—	50,000
February 2003, shares issued to acquire McCoy’s Lawline ($1.00/share) (Note 1)	—	—	*	700,000	700,000	*	—	—	700,000
Stock options issued in exchange for services provided (Note 7)	—	—		—	90,000		—	—	90,000
Unrealized effect of the change in foreign currency exchange rates	—	—		—	—		(75,581)	—	(75,581)
Net loss for the year ended December 31, 2003	—	—		—	—		—	(4,343,042)	(4,343,042)
Balance at December 30, 2003, before merger	—	—		14,577,000	3,230,700		(75,581)	(4,880,657)	(1,725,538)
December 31, 2003, shares issued in conjunction with merger with ICOP Digital, Inc.	—	—		1,790,000	(9,432)		—	—	(9,432)
Balance at December 31, 2003	—	—		16,367,000	3,221,268		(75,581)	(4,880,657)	(1,734,970)
January to December 2004, shares sold in private placement offering ($1.00/share) (Note 7)	—	—		415,000	395,000	*	—	—	395,000
February 2003, preferred shares sold in private placement offering ($6.00/share) (Note 7)	250,000	1,099,998		—	—	*	—	—	1,099,998
January and July 2004, stock issued in exercise of stock options ($1.00/share) (Note 7)	—	—		100,000	100,000	*	—	—	100,000
March 2004, shares returned to divest McCoy’s Lawline ($1.00/share) (Note 1)	—	—		(700,000)	(700,000	)*	—	—	(700,000)
December 2004, stock issued in exchange for engineering agreement (Note 7)	—	—		200,000	200,000		—	—	200,000
Stock options issued in exchange for services provided (Note 7)	—	—		—	5,000		—	—	5,000
Unrealized effect of the change in foreign currency exchange rates	—	—		—	—		(42,014)	—	(42,014)
Net loss for the year ended December 31, 2004	—	—		—	—		—	(1,992,513)	(1,992,513)
Balance at December 31, 2004	250,000	$1,099,998		16,382,000	$3,221,268		$(117,595)	$(6,873,170)	$(2,669,499)

*  Restated, see Note 1

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(1,992,513)	$(4,343,042)	$(6,873,170)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	28,320	17,556	51,228
Book value of equipment retired	1,734	27,102	28,837
Stock-based compensation (Notes 1 and 7)	200,000	50,000	350,000
Stock options issued	5,000	90,000	95,000
Loss on unconsolidated subsidiary	—	450,000	450,000
Gain on restructured trade debt	(471,707)	—	(471,707)
Changes in operating liabilities:
(Increase) in accounts receivable and prepaid expenses	(72,348)	226	(77,748)
Increase in accounts payable and accrued liabilities	1,076,048	1,756,649	2,904,699
Net cash used in operating activities	(1,225,466)	(1,951,509)	(3,542,861)

Cash flows from investing activities:
Purchases of property and equipment	(26,678)	(20,626)	(91,648)
Deferred patent costs	(61,730)	—	(61,730)
Investment in Subsidiary	(450,000)	—	(450,000)
Liabilities assumed in recapitalization	—	9,432	9,432
Deposits	3,000	—	—
Net cash used in investing activities	(535,408)	(11,194)	(593,946)

Cash flows from financing activities:
Proceeds from issuance of notes payable	454,000	374,418	906,231
Principal payments on notes payable	(402,662)	(214,717)	(617,380)
Proceeds from the sale of preferred stock	1,099,998	—	1,099,998
Proceeds from the sale of common stock	495,000	1,923,500	2,774,700
Payment of offering costs	—	(22,500)	(22,500)
Net cash provided by financing activities	1,646,336	2,060,701	4,141,049
Net change in cash	(114,538)	97,998	4,242
Cash, beginning of period	118,780	20,782	—
Cash, end of period	$4,242	$118,780	$4,242
Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$6,439	$6,627	$13,066
Non-cash investing and financing transactions:
Subsidiary acquired (disposed) with stock	$—	$700,000	$700,000
Subsidiary divested for stock	$(700,000)	$—	$(700,000)
Foreign currency translation	$42,014	$75,581	$117,595
Equipment acquired with notes payable	$96,714	$—	$96,714
Equipment acquired with stock	$—	$11,000	$11,000

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. (formerly Vista Exploration Corporation) (the “Company”), was incorporated in May 2002 in Nevada. Effective December 31, 2003, it merged into a Colorado corporation. It is a development stage enterprise engaged in the design, development and marketing of an in-car video system for use in the law enforcement industry. A small number of in-car video units have been sold. The Company’s offices are located in Overland Park, Kansas.

Certain changes have been made to the prior year’s financial statements in order to conform to the current year’s presentation.

In February 2003, the Company purchased all of the issued and outstanding common stock of McCoy’s Law Line, Inc. (“McCoy’s”). The primary reason for the purchase was to permit ICOP to sell and distribute law enforcement-related products in addition to its in-car digital video recorder system. The purchase price consisted of 700,000 shares of ICOP common stock valued at $1.00 per share by the Company’s Board of Directors based on contemporaneous stock sales to unrelated third parties. In March 2004, the Company sold its entire investment in this subsidiary back to the original owners in exchange for the 700,000 shares of ICOP common stock that the Company had paid for the original purchase. A loss of $450,000 was recorded from this investment in 2003. No gain or loss was recorded in 2004 from this investment or disposition of this investment.

Effective December 31, 2003, ICOP Digital, Inc., a Nevada corporation, (ICOP-Nevada) exchanged 100 percent of its outstanding shares of common stock for 14,577,000 shares of the common stock of Vista Exploration Corporation, a Colorado corporation, (“Vista”.) On January 13, 2004, the two companies completed the merger. For clarity of disclosure, the accompanying financial statements have been prepared as if the transaction was completed December 31, 2003. The acquisition has been treated as a recapitalization of ICOP-Nevada, with Vista the legal surviving entity. Since Vista had, prior to the recapitalization of ICOP-Nevada, no assets and net liabilities (consisting principally of accounts payable) and no operations, the recapitalization has been accounted for as the sale of 1,790,000 shares of ICOP-Nevada common stock for the net liabilities of Vista. The historical financial statements presented herein are those of ICOP-Nevada. Costs of the transaction have been charged to the period. In November 2004, shareholders approved the change of the Colorado corporation name from Vista Exploration Corporation (Vista) to ICOP Digital, Inc. (ICOP).

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to meet its obligations on a timely basis, and, ultimately to attain profitability.

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Management has financed the Company through the sale of common and preferred stock, the issuance of debt and the exercise of outstanding stock options. The Company’s long-term continued operations will depend on management’s ability to raise additional funds through equity and debt financing for research and development and to support the manufacture and import of their new products as they come to market although there is no assurance that such financing can be obtained at favorable rates, or at all. In the longer term, the Company plans to expand its acquired operations, commence sale of its new products and become profitable. However, there also is no assurance that the Company’s new products will gain market acceptance or that the Company will attain profitability.

The Company is planning a registered offering of its common stock in 2005. Through March 11, 2005, the Company has raised $2.2 million in related bridge financing. (See Note 10). Management estimates that this bridge financing will be sufficient to fund operation at least until June 2005 based on the expected level of expenditures in relation to research and development activities and other ongoing operations of the Company. However, the Company will be dependent upon the success of the planned registered common stock offering to continue operations through the end of the year, and beyond.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2004.

Investment in Unconsolidated Subsidiary

Such investments are accounted for using the equity method of accounting if the investment in a majority-owned company is considered temporary. The Company reflects its investment in equity-method investees on the balance sheet as “Investment in unconsolidated subsidiary” and its share of the investees’ earnings or losses as “Equity in losses of equity-method investee, net” on the statements of operations. ICOP disposed of it unconsolidated subsidiary effective December 31, 2004 and has no unconsolidated subsidiaries at December 31, 2004.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The recoverability of property and equipment is evaluated whenever

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment charges have been recorded for the years ended December 31, 2004 and 2003 and the period from May 24, 2002 (inception) through December 31, 2004.

Impairment of Long-lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. They assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2004 and 2003 and the period from May 24, 2002 (inception) through December 31, 2004.

Recognition of Revenue and Costs of Services

Revenues consist of the sales of electronic parts and labor. Billings are rendered as the goods are shipped and recognized at the time of shipment. Direct costs of services include compensation, related payroll taxes, benefits and workers’ compensation insurance, and outsourcing costs. Costs of services are recognized at the time of shipment.

Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent,” establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the products sold. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of EITF 99-19.

Research and Development

Research and development costs are charged to the expense, as incurred.

Deferred patent application cost

Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time.

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

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board (“APB”) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. For options granted prior to the merger with ICOP, the fair value of option grants was determined using the Black-Scholes option-pricing model with a zero volatility assumption. For options granted subsequent to the merger, the fair value of option grants was determined using the Black-Scholes option-pricing model with volatility assumptions based on actual or expected fluctuations in the price of our common stock.

Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option-pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

The Company accounts for stock-based arrangements issued to non-employees using the fair value based method, which

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Risk-free interest rate	1.98%
Dividend yield	0.00%
Volatility factor	10.00%
Weighted-average expected life	4 years

Loss per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and has incurred operating losses, therefore, there is no variance between the basic and diluted loss per share.

Concentrations

During the year ended and as of December 31, 2003, one supplier accounted for 84% of the Company’s research and development costs. The Company did not incur significant additional expense with this supplier during the year ended December 31, 2004, but anticipates that approximately 55% of inventory will be purchased from this supplier in the coming year.

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, receivables, payables, and other current liabilities at December 31, 2004 approximate fair value due to the short-term maturity of the instruments. At December 31, 2004, based on rates for similar types of debt, the fair value of notes payable, related party was not materially different from its carrying amount.

Note 2: Related Party Transactions

Notes and loans payable to related parties consisted of unsecured advances made to the Company under promissory note agreements for working capital purposes and accrued interest at from 8 to 10 percent thereon. The notes payable and related interest are due on demand. During the year ended December 31, 2003, shareholders and affiliates advanced $304,000 to the Company and during that period the Company repaid $104,000. $200,000 was owed to one shareholder as of December 31, 2003. The Company recorded interest expense of $13,447, $5,444 and $20,072 on the notes for the years ended December 31, 2004 and 2003 and the period from May 24, 2002 (inception) through December 31, 2004, respectively. Accrued interest payable to a related party was $816, and $2,762 as of December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the $200,000 shareholder note was repaid including accrued interest and other shareholders advanced $295,066 to the Company under primarily non-interest bearing demand notes against which the Company repaid $165,000. In addition, another shareholder loaned the company $9,000 which remained outstanding at December 31, 2004.

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Notes and loans payable to related parties at December 31, 2004, consisted of the following:

Note to D&L Owen Trust, payable on demand, non-interest bearing	$60,000
Note to Owen Enterprises, payable on demand, with interest at 10 percent	5,000
Note to Owen & Assoc., payable on demand, non-interest bearing	25,066
Note to Gunilla Ross, payable on demand, non-interest bearing	40,000
Loan from Charles Ross, payable on demand, non-interest bearing	9,000
Total notes and loans payable to related parties	$139,066

The Company purchased furnishings and equipment totaling $50,066 from an affiliate during the year ended December 31, 2004. The Company purchased equipment totaling $5,250 from a shareholder during the year ended December 31, 2003. The prices paid were the predecessor’s depreciated cost, which the board of directors determined to represent the fair value of the property.

The Company paid automobile lease payments of $720 per month on behalf of the Chairman of the Board. Total payments related to the lease were $6,100 in 2003 and $4,320 in 2004 before the payments were discontinued.

The Company paid consulting fees totaling $16,000 to a shareholder during the year ended December 31, 2003.

During 2003, certain shareholders advanced to the Company $70,418 for working capital. The Company repaid $36,541 to those shareholders during the same period. The advances were interest free and payable as cash became available. The Company owed the shareholders $33,877 as of December 31, 2003 which was repaid in 2004.

Note 3: Investment in Unconsolidated Subsidiary

Summarized financial information for the Company’s investment in its unconsolidated subsidiary, McCoy’s Law line, Inc. is as follows as of December 31, 2003:

Financial position information:
Current assets	$753,932
Noncurrent assets	$16,296
Current liabilities	$1,555,050
Net worth	$(784,822)

Operating statement information:
Revenues	$4,541,883
Operating loss	$(760,505)
Net loss	$(806,938)

The Company’s share of McCoy’s Law Line, Inc. net loss for 2003 was $450,000.

In March 2004, the Company transferred $450,000 to McCoy’s Law Line, Inc to repay bank debt incurred during the preceding year. The Company also sold its entire investment in this subsidiary to McCoy’s original owners in exchange for the 700,000 shares of ICOP common stock that the Company had paid for the original purchase. No gain or loss was recorded in 2004 from this investment or disposition of this investment.

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 4: Property and Equipment

Property and equipment consisted of the following as of December 31, 2004:

Equipment	$120,936
Furniture	33,118
Leasehold improvements	3,424
157,478
Less: accumulated depreciation	(38,180)
$119,298

Depreciation expense was $28,320, $17,556 and $51,228 for the years ended December 31, 2004 and 2003 and the period from May 24, 2002 (inception) through December 31, 2004, respectively.

Note 5: Notes Payable

Notes payable at December 31, 2004 and December 31, 2003 consisted of the following:

Six percent note payable to Ford Motor Credit, monthly payments of $429, collateralized by vehicle, matures April 2009	$19,837
Seven percent note payable to Ford Motor Credit, monthly payments of $482, collateralized by vehicle, matures November 2009	23,027
42,864
Less: current maturities	7,853
Long-term debt	$35,011

In July 2004, the Company obtained a six-month unsecured note payable in the amount of $200,000, bearing interest at the rate of 10% per annum. This note was repaid in 2005 by payment of accrued interest and inclusion of principal in the bridge loan described in Note 10.

Note 6: Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
U.S. statutory federal rate	34%	34%	34%
State income tax rate, net of federal benefits	3%	3%	3%
Net operating loss (NOL) for which no tax benefit is currently available	(37)%	(37)%	(37)%
	0%	0%	0%

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

At December 31, 2004, deferred taxes consisted of a net tax asset of $2,543,000 due to operating loss carryforwards of $6,873,000, which was fully allowed for, in the valuation allowance of $2,543,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2004 was $737,000. Net operating loss carryforwards will expire through 2024.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of those losses.

Note 7: Shareholders’ Equity

Preferred Stock

No par preferred stock may be issued in series. Designations, preferences, stated values, rights, qualifications or limitations are to be determined by the Board of Directors.

From January through March 2004, the Company sold 250,000 shares of convertible preferred stock for total proceeds of $1,099,998. Each share can be converted into eight shares of common stock and carries a warrant that allows the purchase of an additional eight common shares at a price of $1.80 per share.

Stock Issued for Cash

From June through August 2002, the Company sold an aggregate of 10,620,000 shares of its common stock to founders for a total of $106,200, or $.01 per share. The shares of common stock were sold in the absence of objectively determinable values.

In September 2002, the Company sold an aggregate of 1,000,000 shares of its common stock to founders for a total of $100,000, or $.10 per share. The shares of common stock were sold in the absence of objectively determinable values.

During October and November 2002, the Company circulated a private offering memorandum relating to the private offering of up to 2.5 million shares of its common stock at $1.00 per share. The Company closed the offering after selling 150,000 shares of common stock for proceeds of $150,000.

From January to December 2003, the Company circulated a private offering memorandum relating to the private offering of

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

up to 2 million shares of its common stock at $1.00 per share. The Company closed the offering after selling 1,946,000 shares of common stock for net proceeds of $1,923,500, after deducting offering costs totaling $22,500.

In 2004, the Company issued 415,000 shares of its common stock for a total of $395,000. The shares of common stock were sold under a private offering memorandum relating to the private offering of up to 2 million shares of its common stock at $1.00 per share.

In January and July 2004, the Company sold 100,000 shares of its common stock for a total of $100,000 through the exercise of stock options granted in 2002.

The securities sold have not been registered pursuant to the Securities Act of 1933, as amended (the “Act”), nor have they been registered under the securities act of any state. These securities were offered pursuant to an exemption from registration requirements of the Act and exemptions from registration provided by applicable state securities laws. Management of the Company, who were not paid any commission or compensation for offering or selling the securities, sold the securities.

Stock Issued for Consideration Other than Cash

In December 2002, the Company issued 100,000 shares of its common stock for public relations services. The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. Because the shares of common stock were not registered, the stock certificate bears a legend regarding transferability. The Company recorded compensation expense in the amount of $100,000.

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

In December 2004, the Company issued 200,000 shares of its common stock for engineering services. The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. Because the shares of common stock were not registered, the stock certificate bears a certain legend regarding transferability. The Company recorded compensation expense in the amount of $200,000.

Stock Options Outstanding

The Company established a Stock Option Plan (the “Plan”) in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant (1) options to purchase common stock; (2) restricted stock awards, and (3) cash, shares of common stock or a combination of both.

The Company granted options to purchase a total of 2,000,000 shares of common stock to two employees in 2002. The Company valued the option at $-0- using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the stock and the option exercise price. Had the Company valued the options under the fair-value method and recognized stock-based compensation expense, the net loss for the year ended

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 would have been $(652,115) instead of $(537,615), as reported. Options for 500,000 shares were cancelled in 2004 when released by the holder.

The Company granted an option to purchase 500,000 shares of common stock to the president of ICOP in 2003. The Company valued the option using the intrinsic value method and recognized $90,000 in stock-based compensation expense in 2003. These options were cancelled in 2004 when the holder of the options resigned.

The Company granted options to purchase a total of 800,000 shares of common stock to three employees in 2004 and extended the term of options held by another employee. The Company valued the option at $-0- using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the stock and the option exercise price. Had the Company valued the options under the fair-value method and recognized stock-based compensation expense, the net loss for the year ended December 31, 2004 would have been $(2,180,513) instead of $(1,992,513), as reported.

The Company also granted options to purchase 100,000 shares of common stock to two contractors in 2004. The Company valued the options under the fair-value method and recognized stock-based compensation expense totaling $5,000 in 2004. Pro forma effect of fair value treatment of stock options would be as follows:

	Years ended December 31,		May 24, 2004 (Inception) through December 31,
	2004	2003	2004
Net loss, as reported	$(1,992,513)	$(4,343,042)	$(6,873,170)
Stock-based compensation	(188,000)	—	(302,500)
Pro forma	$(2,180,513)	$(4,343,042)	$(7,175,670)

	Options Outstanding and Exercisable		Weighted Average
	Number of Shares	Exercise Price Per Share	Exercise Price Per Share
Balance at May 24, 2002	—	$—	$—
Options granted	2,000,000	$1.00	$1.00
Options exercised	—	$—	$—
Options canceled	—	$—	$—
Balance at December 31, 2002	2,000,000	$1.00	$1.00
Options granted	500,000	$1.00	$1.00
Options exercised	—	$—	$—
Options canceled	—	$—	$—
Balance at December 31, 2003	2,500,000	$1.00	$1.00
Options granted	900,000	$1.00	$1.00
Options exercised	(100,000)	$1.00	$1.00
Options canceled	(1,000,000)	$1.00	$1.00
Balance at December 31, 2004	2,300,000	$1.00	$1.00

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 8: Commitments

Operating Lease Arrangements

The Company leases office space in Overland Park, Kansas under an operating lease expiring in 2006. Future minimum payments due under the noncancelable lease are as follows:

Year ending December 31:
2005	$55,962
2006	55,962
$111,924

Rent expense was $99,343, $79,128 and $194,677 for the years ended December 31, 2004 and 2003 and the period from May 24, 2002 (inception) through December 31, 2004, respectively.

Royalty Payments

The Company agreed to pay a royalty payment of $100 per unit for the first 1,000 in-car video units sold and has agreed to pay a royalty of $20 per unit for all video units sold using a specific portion of current software.

Note 9: Gain on Restructure of Trade Debt

In June 2004, the Company negotiated a reduction of $471,707 in the amount it had been billed by a contractor in 2003 for research and development costs. Accounts payable have been reduced by this amount. A gain of $471,707 is reflected in the Statement of Operations for the year ended December 31, 2004.

Note 10: Subsequent Events

Subsequent to December 31, 2004, the Company granted options to purchase a total of 1,350,000 shares of common stock to six employees and cancelled options for 50,000 shares when the holder resigned. The Company valued the option at $-0- using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the stock and the option exercise price. Had the Company valued the options under the fair-value method, the stock-based compensation expense to be recognized would be approximately $115,745.

There were options to purchase 3,600,000 shares of common stock outstanding as of March 11, 2005.

On December 17, 2004, the Company entered into a letter of intent with an investment company to manage a firmly underwritten secondary offering of common stock of approximately $10 million at a price to be determined. Subsequent to December 31, 2004, the Company received bridge loans in the amount of $2.2 million, which are expected to be repaid from proceeds of the proposed offering.

At a special meeting held Feburary 28, 2005, shareholders approved a one-for-ten reverse split of the Company’s common and preferred stock. The effect of this change has not been reflected in the financial statements.