Form 10QSB
period 2005-03-31
ICOP DIGITAL, INC
filed 2005-05-16
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27321

ICOP Digital, Inc.

(Name of small business issuer in its charter)

Colorado	84-1493152
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11011 King Street, Suite 260, Overland Park, KS 66210

(Address of principal executive offices, including ZIP Code)

Issuer’s telephone number: (913) 393-2700

N.A.

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Transitional Small Business Disclosure Format Yes ☐ No ☒

The issuer had 1,648,862 shares of its common stock issued and outstanding as of May 14, 2005, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Plan of Operation and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company’s ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

•                  risks and uncertainties;

•                  general economic and business conditions;

•                  the business opportunity that may be presented to and pursued by us;

•                  changes in laws or regulations and other factors, many of which are beyond our control; and

•                  ability to obtain financing on favorable conditions.

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

Item 1. Financial Statements

ICOP DIGITAL, INC.

(A development stage company)

Balance Sheet (Unaudited)

March 31, 2005

Assets
Current Assets
Cash	$798,374
Accounts receivable, net	25,157
Prepaid expenses	179,700

Total current assets	1,003,231

Property and equipment, at cost, net of accumulated depreciation of $47,737	132,987

Other assets:
Deferred patent costs	61,480
Deferred offering costs	242,630

$1,440,328

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$1,734,618
Accrued liabilities	368,833
Unearned revenue	46,866
Notes payable, related parties	119,066
Notes payable	2,200,000
Current maturities of long-term debt	7,870
Accrued interest payable	26,712

Total current liabilities	4,503,965
Long-term debt, net of current maturities	32,258

Total liabilities	4,536,223

Shareholders’ deficit (Note 4):
Preferred stock, no par value; 5,000,000 shares authorized, 23,665 shares issued and outstanding	1,020,000
Common stock, no par value; 50,000,000 shares authorized, 1,648,862 shares issued and outstanding	3,301,266
Accumulated other comprehensive loss, net of tax	(63,535)
Deficit accumulated during development stage	(7,353,626)

Total shareholders’ deficit	(3,095,895)

$1,440,328

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Statements of Operations (Unaudited)

			May 24, 2002
	Three Months		Inception
	Ended		through
	March 31,		March 31,
	2005	2004	2005

Sales, net of returns	$—	$—	$50,657
Cost of sales	—	—	31,755

Gross profit	—	—	18,902

Operating expenses:
Selling, general and administrative	334,049	450,155	3,354,407
Research and development	117,226	492,804	3,986,354
Loss from disposition of subsidiary, net	—	—	450,000

Total operating expenses	451,275	942,959	7,790,761

Loss from operations	(451,275)	(942,959)	(7,771,859)

Other (expenses):
Foreign currency translation	—	—	(4,221)
Gain on restructure of trade debt	—	—	471,707
Interest expense	(29,181)	(658)	(49,253)

Loss before income taxes	(480,456)	(943,617)	(7,353,626)

Income tax provision	—	—	—

Net loss	$(480,456)	$(943,617)	$(7,353,626)

Basic and diluted loss per share	$(0.29)	$(0.58)

Basic and diluted weighted average common shares outstanding *	1,647,444	1,635,033

        * Restated, as explained in Note 1

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Statements of Cash Flows (Unaudited)

	Three Months		May 24, 2002
	Ended		Inception
	March 31,		through
			March 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(480,456)	$(943,617)	$(7,353,626)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,557	5,478	60,785
Book value of equipment retired	—	1,733	28,837
Stock-based compensation	—	—	350,000
Stock options issued	—	—	95,000
Loss on unconsolidated subsidiary	—	—	450,000
Gain on restructured trade debt	—	—	(471,707)
Changes in operating liabilities:
Increase in accounts receivable, Inventory and prepaid expenses	(126,859)	5,400	(204,607)
Increase in accounts payable and accrued liabilities	(319,498)	368,517	2,585,201

Net cash used in operating activities	(917,256)	(562,489)	(4,460,117)

Cash flows from investing activities:
Purchases of property and equipment	(23,247)	(16,557)	(114,895)
Payment of patent costs	—	(42,029)	(61,730)
Investment in subsidiary	—	(450,000)	(450,000)
Liabilities assumed in recapitalization	—	—	9,432
Deposits	—	3,000	—

Net cash used in investing activities	(23,247)	(505,586)	(617,193)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,000,000	200,000	2,906,231
Principal payments on notes payable	(22,735)	(293,878)	(640,115)
Proceeds from the sale of preferred stock	—	1,099,998	1,099,998
Proceeds from the sale of common stock	—	150,000	2,774,700
Payment of offering costs	(242,630)	—	(265,130)

Net cash provided by financing activities	1,734,635	1,156,120	5,875,684

Net change in cash	794,132	88,045	798,374

Cash, beginning of period	4,242	118,780	—

Cash, end of period	$798,374	$206,825	$798,374

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	12,229	3,419	25,295

Non-cash investing and financing transactions:
Subsidiary acquired with stock	$—	$—	$700,000
Subsidiary divested for stock	—	(700,000)	(700,000)
Preferred stock converted to common	(79,998)	—	(79,998)
Foreign currency translation	(54,060)	23,589	63,535
Equipment acquired with notes payable	—	—	96,714
Equipment acquired with stock	—	—	11,000

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Notes to Financial Statements

Note A: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2004, included in its annual report on Form 10KSB as filed April 6, 2005, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 on May 24, 2002. It is a development stage enterprise engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended December 31, 2004 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended March 31, 2005. The comparative figures for the three-month period ended March 31, 2004 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note 1: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. was incorporated in May 2002 in Nevada and merged into a wholly owned subsidiary of the Company as of December 31, 2003. The Company, formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc.  The Company is a development stage enterprise engaged in the design, development and marketing of in-car video recorder systems for use in the law enforcement industry. Seven of the Company’s in-car video units and related equipment have been sold.  The Company’s offices are located in Overland Park, Kansas.

Certain changes have been made to the prior year’s financial statements in order to conform to the current year’s presentation.  On February 28, 2005, the Company’s shareholders approved a reverse stock split that exchanged one new share of stock for ten existing shares effective march 10, 2005.  All share and per share amounts in this document have been changed to reflect the effect of this change.

In February 2003, the Company purchased all the issued and outstanding common stock of McCoy’s Law Line, Inc. (“McCoy’s”) to obtain access to McCoy’s marketing organization and permit ICOP to sell and distribute law enforcement-related products in addition to the ICOP in-car digital video recording system. The purchase price consisted of 70,000 shares of ICOP common stock valued at $10.00 per share. In March 2004, ICOP determined to develop a different system to market its products and sold its investment in McCoy’s. The sale price consisted of the 70,000 shares of ICOP common stock valued at $10.00 per share that had been paid for the purchase.

Effective December 31, 2003, ICOP Digital, Inc. (ICOP) exchanged 100 percent of its outstanding shares of common stock for 1,457,700 shares of the common stock of Vista Exploration Corporation (“Vista”) After January 2004, the two companies were consolidated. The acquisition has been treated as a recapitalization of ICOP, with Vista the legal surviving entity. Since Vista had, prior to the recapitalization of ICOP, no assets and net liabilities (consisting principally of accounts payable) and no operations, the recapitalization has been accounted for as the sale of 179,000 shares of ICOP common stock for the net liabilities of Vista. The historical financial statements presented herein have been restated and are those of ICOP. Costs of the transaction have been charged to the period. In November 2004, the Company changed its name from Vista to ICOP Digital, Inc.

Going Concern Basis

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

The Company is in the process of conducting a public offering of its common stock to raise capital for inventory, marketing and sales, research and development and general operations. In the longer term, the Company plans to expand its acquired operations, continue to pursue sales of its products and become profitable. There is no assurance that the Company’s products will gain market acceptance or that the Company will attain profitability.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to meet its obligations on a timely basis and, ultimately, to attain profitability.

Note 2: Related Party Transactions

Notes and loans payable to related parties consisted of unsecured advances made to the Company under promissory note and loan agreements for working capital purposes and pay no interest. The notes payable are due on demand. During the three months ended March 31, 2005, shareholders and affiliates were repaid $20,000 on existing notes.  Subsequent to March 31, 2005, a director loaned $300,000 to the Company to allow the Company to accelerate manufacturing of inventory.  This note is due on closing of a secondary stock offering or in October 2005 and accrues interest at approximately 8% per annum.

Note 3: Notes Payable

In March 2005, the Company completed the sale of $2,200,000 in secured promissory notes and related common stock warrants.  These notes were sold to accredited investors, are due when the public offering is closed or July 31, 2005 and accrue interest at a rate of 8% per annum.

Note 4: Shareholders’ Equity

Preferred Stock converted to common stock

In January 2005, a shareholder converted 1,333 shares of the Company’s Class A preferred shares having a value of $79,998 into 10,664 shares of the Company’s no par common stock.

Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved, therefore the net benefit and expense resulted in $0 income taxes.

Item 2. Plan of Operation

During the three months ended March 31, 2005, the Company incurred $117,226 in research and development expenses and $334,049 in general and administrative expense, resulting in an operating loss of $451,275. During the three months ended March 31, 2004, the Company incurred $492,804 in research and development expenses and $450,155 in general and administrative expense, resulting in an operating loss of $942,959. The reduced level of expense is the result of completion of product development and the change in focus to sales and marketing as the Company executes its business plan and pursues funding for expansion.  Funding provided by the bridge loans and the contemplated secondary offering should permit expansion of sales, service and engineering personnel, facilitate acceleration of product manufacturing and help the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

On March 31, 2005, the Company had $798,374 in cash and a total of $4,503,965 in current liabilities, primarily related to the research and development costs and the bridge loans obtained in conjunction with the proposed secondary offering. Net cash used in operating activities for the three months ended March 31, 2005 was $917,256 compared to cash used in operating activities of $562,489 for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2005 was $23,247. Net cash provided by financing activities was $1,734,635 for the three months ended March 31, 2005, substantially from the bridge loans and offset by payment of offering costs for the proposed secondary offering.

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2004, to state that our losses since inception and our net capital deficit at December 31, 2004 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. We cannot assure you that our plan of operation will be successful in addressing this issue.

Our Capital Requirements

We will need to raise additional funds to finance our planned operations during the next 12 months.  We have filed and are currently pursuing a public offering of common stock intended to provide these funds. There is no guarantee that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we do not obtain additional financing, we will not be able to implement our business plan. Furthermore, we could be forced to cease operations and liquidate our assets.

Employees

We currently have twelve full time employees.

Item 3. Controls and Procedures.

(a) Our management, with the participation of our President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) For the quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2005, the Company completed the sale of $2,200,000 in secured promissory notes and the associated issuance of common stock warrants to accredited investors pursuant to exemptions available under section 4(2) of the Securities Act of 1933, as amended, and under Rule 506 of Regulation D, promulgated under the Securities Act.  Information about the sale is contained in a current report on Form 8-K filed with the SEC on March 16, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders on February 28, 2005, the shareholders of the Company approved a 1-for-10 reverse stock split of the Company’s outstanding common and preferred stock, effective March 10, 2005.  With 18,382,000 pre-split shares outstanding and entitled to vote at the meeting, 11,245,975 cast votes in favor, 42,899 cast votes against, and 20,000 abstained.  Additional information about the meeting and the matters submitted to a vote is contained in a current report on Form 8-K filed with the SEC on March 2, 2005.

Item 6. Exhibits

(a)  The following exhibits are furnished as part of this report:

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

ICOP DIGITAL, INC.

Date: May 14, 2005	By: /s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: May 14, 2005	By: /s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Accounting Officer