Form 10KSB/A
period 2004-12-31
ICOP DIGITAL, INC
filed 2005-06-09
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

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

16801 W. 116th Street, Lenexa, KS 66219

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

The issuer had 1,648,862 shares of its common stock issued and outstanding as of March 31, 2005, the latest practicable date before the filing of this report, after giving effect to a one share for ten share stock split effective March 10, 2005.

Explanatory Note

ICOP Digital, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Annual Report”) to revise (i) its Statements of Operations (page F-4) to include a loss per share figure that reflects a reverse stock split that occurred after the end of the period and (ii) Note 7 to Financial Statements: Preferred Stock to clarify the conversion features of the stock. No other portions of the Annual Report are being amended.

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

Signature	Title	Date

/s/ Charles A. Ross, Sr.	Director	June 9, 2005
Charles A. Ross, Sr.

/s/ David C. Owen	Director	June 9, 2005
David C. Owen	(Principal Executive Officer)

/s/ Roger L. Mason	Director	June 9, 2005
Roger L. Mason

/s/ John C. Garrison	Chief Financial Officer	June 9, 2005
John C. Garrison	(Principal Accounting and Financial Officer)

/s/ L. Derrick Ashcroft	Director	June 9, 2005
L. Derrick Ashcroft

/s/ Noel Koch	Director	June 9, 2005
Noel Koch

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2004	F-3

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-4

Statements of Other Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-5

Statement of Changes in Shareholders’ Deficit for the period from May 24, 2002 (inception) through December 31, 2004	F-6

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-7

Notes to Financial Statements	F-8

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
$263,018

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
Sales, net of returns	$50,657	$—	$50,657
Cost of sales	31,755	—	31,755
Gross profit	18,902	—	18,902
Operating expenses:
Selling, general and administrative	1,533,564	1,055,264	2,947,258
Research and development	936,111	2,828,113	3,942,228
Loss from the disposition of subsidiary (Note 3)	—	450,000	450,000
Total operating expenses	2,469,675	4,333,377	7,339,486
Loss from operations	(2,450,773)	(4,333,377)	(7,320,584)

Other income (expense):
Realized loss on foreign currency translation	—	(4,221)	(4,221)
Unusual item:
Gain on restructure of trade debt (Note 9)	471,707	—	471,707
Interest expense	(13,447)	(5,444)	(20,072)
Loss before income taxes	(1,992,513)	(4,343,042)	(6,873,170)
Income tax provision (Note 6)	—	—	—
Net loss	$(1,992,513)	$(4,343,042)	$(6,873,170)
Basic and diluted loss per share*	$(1.24)	$(3.23)
Basic and diluted weighted average common shares outstanding*	(1,608,445)	(1,343,583)

*  Restated due to reverse stock split, see note 10

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

From January through March 2004, the Company sold 250,000 shares of convertible preferred stock for total proceeds of $1,099,998. Each share can be converted into eight shares of common stock at any time by written notice from the shareholder and can be converted at the same rate by the Company if it so elects, upon completion of an offering of common stock with gross proceeds of at least $10,000,000. Each share of preferred stock also carries a warrant that allows the purchase of an additional eight common shares at a price of $1.80 per share.

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