Form 10-K/A
period 2004-12-31
ICOP DIGITAL, INC
filed 2005-06-28
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A-2

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

Explanatory Note

ICOP Digital, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Annual Report”) to revise (i) its Statements of Operations (page F-4) to include a loss per share figure that reflects a reverse stock split that occurred March 10, 2005, to include the effect of preferred stock issued to settle a dispute and to include the effect of a beneficial conversion feature imbedded in the sale of preferred stock in 2004, (ii) Note 7 to Financial Statements: Preferred Stock to clarify the conversion features of the stock and reflect the effect of the beneficial conversion feature imbedded in the preferred stock and the dispute settlement, (iii) its Statement of Shareholders’ Deficit to reflect the effect of the reverse stock split that occurred after the end of the period, (iv) Notes 1, 3, 7 and 10 to reflect the effect of the reverse stock split that occurred after the end of the period, and (v) the date of the Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm at Exhibit 23.1

ICOP DIGITAL, INC.

PART I

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

Item 1.  Description of Business.

Company History

We were formed as Bail Corporation in April 1998 with the purpose of acquiring or merging with a privately owned company.  In March 2001, we began to engage in the oil and gas business and changed our name to Vista Exploration Corporation.  We leased oil and gas properties in Southeast Kansas to drill for coal bed methane gas, but due to a lack of funding in March 2003, we returned to our original plan of seeking a merger with, or an acquisition of, an operating business that wanted to become a public company.  In January 2004, ICOP Digital, Inc., a Nevada corporation (“ICOP Nevada”), merged with and into our wholly owned subsidiary.  ICOP Nevada commenced operations in May 2002 for the purpose of engaging in the design, development and marketing of an in-car digital video recorder for use in the law enforcement industry.  As a result of the merger, our principal business became that of ICOP Nevada.  In November 2004, we changed our name to ICOP Digital, Inc. and in March 2005 we completed a ten shares for one share reverse split of our common and preferred stock.  The effect of this change in share totals is reflected in this document, except for the financial statements in Item 7 which include pre-split share totals.

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

In March 2004, pursuant to an exemption under Regulation D of the Securities Act, we concluded an offering of our Series A Preferred Stock and warrants to accredited investors.  We issued an aggregate of 18,333 shares of Series A Preferred Stock and 146,664 Series A warrants for $1,099,998. In December 2004, we issued an additional 6,667 shares of Series A Preferred Stock and 53,336 Series A warrants to settle a dispute.

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

Item 7.  Financial Statements.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.  All share amounts included in those financial statements are after the effect of the one share for ten share reverse split that was approved by shareholders on February 28, 2005 and effective March 10, 2005.

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

(b)                                 For the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In March 2005, we expanded our board of directors to include two additional independent members, and we established audit, compensation and nominating committees. We believe the addition of these oversight committees will add perspective and experience to our overall management and improve our disclosure controls and procedures.

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

As of March 31, 2005, there were outstanding options to purchase 390,000 shares of common stock under the 2002 Plan, all of which were non-qualified.

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

Acquisition of ICOP Digital, Inc., a Nevada corporation

In January 2004, we acquired ICOP Nevada, by merging it with and into a wholly owned subsidiary we formed to effect the merger (“ICOP Acquisition”).  In connection with the merger, we issued approximately 1,457,700 shares of our common stock in exchange for the outstanding shares of ICOP Nevada.

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

Signature	Title	Date

/s/ Charles A. Ross, Sr.	Director	June 23, 2005
Charles A. Ross, Sr.

/s/ David C. Owen	Director	June 23, 2005
David C. Owen	(Principal Executive Officer)

/s/ Roger L. Mason	Director	June 23, 2005
Roger L. Mason

/s/ John C. Garrison	Chief Financial Officer	June 23, 2005
John C. Garrison	(Principal Accounting and Financial Officer)

/s/ L. Derrick Ashcroft	Director	June 23, 2005
L. Derrick Ashcroft

/s/ Noel Koch	Director	June 23, 2005
Noel Koch

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2004	F-3

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-4

Statements of Other Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-5

Statement of Changes in Shareholders’ Deficit for the period from May 24, 2002 (inception) through December 31, 2004	F-6

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-7

Notes to Financial Statements	F-8

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

As discussed in Notes 1, 7 and 10 to the financial statements, certain errors resulting in the understatement of net loss and net loss per share available to common shareholders were discovered during a regulatory review of the Company’s financial statements. Accordingly, the Company has re-stated its 2004 financial statements to correct the errors.

Cordovano and Honeck LLP

Denver, Colorado

March 11, 2005, except as to Notes 1, 7 and 10 which is June 21, 2005

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

BALANCE SHEET

DECEMBER 31, 2004

Assets
Current assets:
Cash	$4,242
Accounts receivable, net	44,525
Prepaid expenses	33,223
Total current assets	81,990

Property and equipment, less accumulated depreciation of $38,180 (Note 1)	119,298

Other assets:
Deferred patent costs	61,480
Other	250
$263,018
Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$2,051,300
Accrued liabilities	380,426
Unearned revenue	109,102
Notes and loans payable—Related party (Note 2)	139,066
Notes payable (Note 5)	200,000
Current maturities of long-term debt (Note 5)	7,853
Accrued interest payable (Note 5)	9,759
Total current liabilities	2,897,506

Long-term debt, net of current maturities (Note 5)	35,011
Total liabilities	2,932,517

Shareholders’ deficit (Note 7):
Preferred stock, no par value; 5,000,000 shares authorized, 25,000 shares issued and outstanding	1,499,998
Common stock, no par value; 50,000,000 shares authorized, 1,638,200 shares issued and outstanding	3,221,268
Accumulated other comprehensive loss, net of tax	(117,595)
Retained deficit	(7,273,170)
Total shareholders’ deficit	(2,669,499)
$263,018

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
Sales, net of returns	$50,657	$—	$50,657
Cost of sales	31,755	—	31,755
Gross profit	18,902	—	18,902
Operating expenses:
Selling, general and administrative	1,533,564	1,055,264	2,947,258
Research and development	936,111	2,828,113	3,942,228
Loss from the disposition of subsidiary (Note 3)	—	450,000	450,000
Settlement of dispute (Note 7)	400,000	—	400,000
Total operating expenses	2,869,675	4,333,377	7,739,486
Loss from operations	(2,850,773)	(4,333,377)	(7,720,584)

Other income (expense):
Realized loss on foreign currency translation	—	(4,221)	(4,221)
Unusual item:
Gain on restructure of trade debt (Note 9)	471,707	—	471,707
Interest expense	(13,447)	(5,444)	(20,072)
Loss before income taxes	(2,392,513)	(4,343,042)	(7,273,170)
Income tax provision (Note 6)	—	—	—
Net loss	$ (2,392,513)	$(4,343,042)	$ (7,273,170)
Net loss available to common shareholders after beneficial conversion feature (Note 7)	$(2,892,513)	$(4,343,042)	$(7,773,170)
Loss per share available to common shareholders*	$(1.80)	$(3.23)
Basic and diluted weighted average common shares outstanding*	(1,608,445)	(1,343,583)

*  Restated due to reverse stock split, see note 10

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENT OF OTHER COMPREHENSIVE LOSS

	Years Ended December 31,			May 24, 2002 (Inception) Through December 31,
	2004		2003	2004
Net loss	$	(2,392,513)	$(4,343,042)	$(7,273,170)
Other comprehensive loss, net of tax:
Foreign currency translation	(42,014)		(75,581)	(117,595)
Comprehensive loss	$	(2,434,527)	$(4,418,623)	$ (7,390,765)

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock			Common Stock			Accumulated Other Comprehensive	Retained
	Shares	Amount		Shares**	Amount		Loss	Deficit	Total
Balance at May 24, 2002 (inception)	—	$—		—	$—		$—	$—	$—
June to August 2002, shares sold in private placement offering ($.10/share) (Note 7)	—	—	*	1,062,000	106,200	*	—	—	106,200
September 2002, shares sold in private placement offering ($1.00/share) (Note 7)	—	—	*	100,000	100,000	*	—	—	100,000
October to November 2002, shares sold in private placement offering ($10.00/share) (Note 7)	—	—	*	15,000	150,000	*	—	—	150,000
December 2002, shares issued in exchange for public relations services ($10.00/share) (Note 7)	—	—	*	10,000	100,000	*	—	—	100,000
Net loss for the period ended December 31, 2002	—	—		—	—		—	(537,615)	(537,615)
Balance at December 31, 2002	—	—		1,187,000	456,200		—	(537,615)	(81,415)
January to June 2003, shares sold in private placement offering ($10.00/share) (Note 7)	—	—	*	194,600	1,923,500	*	—	—	1,923,500
February 2003, shares issued in exchange for equipment installation services ($10.00/share) (Note 7)	—	—	*	1,100	11,000	*	—	—	11,000
February 2003, shares issued in exchange for design services ($10.00/share) (Note 7)	—	—	*	5,000	50,000	*	—	—	50,000
February 2003, shares issued to acquire McCoy’s Lawline ($10.00/share) (Note 1)	—	—	*	70,000	700,000	*	—	—	700,000
Stock options issued in exchange for services provided (Note 7)	—	—		—	90,000		—	—	90,000
Unrealized effect of the change in foreign currency exchange rates	—	—		—	—		(75,581)	—	(75,581)
Net loss for the year ended December 31, 2003	—	—		—	—		—	(4,343,042)	(4,343,042)
Balance at December 30, 2003, before merger	—	—		1,457,700	3,230,700		(75,581)	(4,880,657)	(1,725,538)
December 31, 2003, shares issued in conjunction with merger with ICOP Digital, Inc.	—	—		179,000	(9,432)		—	—	(9,432)
Balance at December 31, 2003	—	—		1,636,700	3,221,268		(75,581)	(4,880,657)	(1,734,970)
January to December 2004, shares sold in private placement offering ($10.00/share) (Note 7)	—	—		41,500	395,000	*	—	—	395,000
February 2003, preferred shares sold in private placement offering ($60.00/share) (Note 7)	18,333	1,099,998		—	—	*	—	—	1,099,998
Beneficial conversion feature included in sale of preferred stock (Note 7)	—	—		—	—		—	—	—
January and July 2004, stock issued in exercise of stock options ($10.00/share) (Note 7)	—	—		10,000	100,000	*	—	—	100,000
March 2004, shares returned to divest McCoy’s Lawline ($10.00/share) (Note 1)	—	—		(70,000)	(700,000	)*	—	—	(700,000)
December 2004, preferred stock issued in settlement of dispute (Note 7)	6,667	400,000		—	—		—	—	400,000
December 2004, stock issued in exchange for engineering agreement (Note 7)	—	—		20,000	200,000		—	—	200,000
Stock options issued in exchange for services provided (Note 7)	—	—		—	5,000		—	—	5,000
Unrealized effect of the change in foreign currency exchange rates	—	—		—	—		(42,014)	—	(42,014)
Net loss for the year ended December 31, 2004	—	—		—	—		—	(2,392,513)	(1,992,513)
Balance at December 31, 2004	25,000	$1,499,998		1,638,200	$3,221,268		$(117,595)	$(7,273,170)	$(2,669,499)

*    Restated, see Note 1

**  Restated, see Note 10

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(2,392,513)	$(4,343,042)	$(7,273,170)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	28,320	17,556	51,228
Book value of equipment retired	1,734	27,102	28,837
Stock-based compensation (Notes 1 and 7)	200,000	50,000	350,000
Stock options issued	5,000	90,000	95,000
Preferred stock issued to settle dispute	400,000	—	400,000
Loss on unconsolidated subsidiary	—	450,000	450,000
Gain on restructured trade debt	(471,707)	—	(471,707)
Changes in operating liabilities:
(Increase) in accounts receivable and prepaid expenses	(72,348)	226	(77,748)
Increase in accounts payable and accrued liabilities	1,076,048	1,756,649	2,904,699
Net cash used in operating activities	(1,225,466)	(1,951,509)	(3,542,861)

Cash flows from investing activities:
Purchases of property and equipment	(26,678)	(20,626)	(91,648)
Deferred patent costs	(61,730)	—	(61,730)
Investment in Subsidiary	(450,000)	—	(450,000)
Liabilities assumed in recapitalization	—	9,432	9,432
Deposits	3,000	—	—
Net cash used in investing activities	(535,408)	(11,194)	(593,946)

Cash flows from financing activities:
Proceeds from issuance of notes payable	454,000	374,418	906,231
Principal payments on notes payable	(402,662)	(214,717)	(617,380)
Proceeds from the sale of preferred stock	1,099,998	—	1,099,998
Proceeds from the sale of common stock	495,000	1,923,500	2,774,700
Payment of offering costs	—	(22,500)	(22,500)
Net cash provided by financing activities	1,646,336	2,060,701	4,141,049
Net change in cash	(114,538)	97,998	4,242
Cash, beginning of period	118,780	20,782	—
Cash, end of period	$4,242	$118,780	$4,242
Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$6,439	$6,627	$13,066
Non-cash investing and financing transactions:
Subsidiary acquired (disposed) with stock	$—	$700,000	$700,000
Subsidiary divested for stock	$(700,000)	$—	$(700,000)
Foreign currency translation	$42,014	$75,581	$117,595
Equipment acquired with notes payable	$96,714	$—	$96,714
Equipment acquired with stock	$—	$11,000	$11,000

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

Certain changes have been made to the prior year’s financial statements in order to conform to the current year’s presentation, including restatement of share amounts to reflect the one share for ten shares reverse split effective March 10, 2005.

In February 2003, the Company purchased all of the issued and outstanding common stock of McCoy’s Law Line, Inc. (“McCoy’s”). The primary reason for the purchase was to permit ICOP to sell and distribute law enforcement-related products in addition to its in-car digital video recorder system. The purchase price consisted of 70,000 post-split shares of ICOP common stock valued at $10.00 per share by the Company’s Board of Directors based on contemporaneous stock sales to unrelated third parties. In March 2004, the Company sold its entire investment in this subsidiary back to the original owners in exchange for the 70,000 post-split shares of ICOP common stock that the Company had paid for the original purchase. A loss of $450,000 was recorded from this investment in 2003. No gain or loss was recorded in 2004 from this investment or disposition of this investment.

Effective December 31, 2003, ICOP Digital, Inc., a Nevada corporation, (ICOP-Nevada) exchanged 100 percent of its outstanding shares of common stock for 1,457,700 post-split shares of the common stock of Vista Exploration Corporation, a Colorado corporation, (“Vista”.) On January 13, 2004, the two companies completed the merger. For clarity of disclosure, the accompanying financial statements have been prepared as if the transaction was completed December 31, 2003. The acquisition has been treated as a recapitalization of ICOP-Nevada, with Vista the legal surviving entity. Since Vista had, prior to the recapitalization of ICOP-Nevada, no assets and net liabilities (consisting principally of accounts payable) and no operations, the recapitalization has been accounted for as the sale of 179,000 post-split shares of ICOP-Nevada common stock for the net liabilities of Vista. The historical financial statements presented herein are those of ICOP-Nevada. Costs of the transaction have been charged to the period. In November 2004, shareholders approved the change of the Colorado corporation name from Vista Exploration Corporation (Vista) to ICOP Digital, Inc. (ICOP).

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

Error corrections

Correction of the following errors had no impact on the Company’s net capital or cash flows. The errors were discovered during a routine regulatory review of the Company’s financial statements.

The accompanying financial statements have been re-stated for all periods presented to reflect the reverse stock split described in Note 10 as if the split had occurred at the beginning of the periods presented. According to generally accepted accounting principles, per-share computations resulting from a reverse stock split occurring after year-end but before the issuance of the applicable financial statements, should be based on the new number of shares. Accordingly, all references in the accompanying financial statements to common stock or preferred stock are on a post-split basis.

The 2004 financial statements have also been re-stated to reflect the benefit to the Company’s preferred shareholders of their right to convert 25,000 post-split shares of preferred stock into common. (See also Note 7). This error, which did not affect the Company’s accounts, was corrected by treating the amount of the benefit to the preferred shareholders, totalling $500,000, as a non-cash dividend that increased the net loss to common shareholders.

In December 2004, the Company issued 6,667 post-split shares of convertible preferred stock, valued at $400,000, to settle a dispute. The 2004 financial statements have been re-stated to record this transaction by increasing 2004 expenses by $400,000 with a corresponding credit to paid-in-capital.

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

The Company’s share of McCoy’s Law Line, Inc. net loss for 2003 was $450,000.

In March 2004, the Company transferred $450,000 to McCoy’s Law Line, Inc to repay bank debt incurred during the preceding year. The Company also sold its entire investment in this subsidiary to McCoy’s original owners in exchange for the 70,000 post-split shares of ICOP common stock that the Company had paid for the original purchase. No gain or loss was recorded in 2004 from this investment or disposition of this investment.

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

Note 5: Debt

Long-term debt at December 31, 2004 consisted of the following:

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

Note 7: Shareholders’ Deficit

Preferred Stock

No par preferred stock may be issued in series. Designations, preferences, stated values, rights, qualifications or limitations are to be determined by the Board of Directors.

From January through March 2004, the Company sold 18,333 post-split shares of convertible preferred stock for total proceeds of $1,099,998. Each share can be converted into eight shares of common stock at any time by written notice from the shareholder and can be converted at the same rate by the Company if it so elects, upon completion of an offering of common stock with gross proceeds of at least $10,000,000. Each share of preferred stock also carries a warrant that allows the purchase of an additional eight common shares at a price of $1.80 per share. In December 2004, the Company issued an additional 6,667 post-split shares of this convertible preferred stock in settlement of a dispute and recorded an operating expense of $400,000.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the convertible preferred stock. The Company recognized a total of $500,000, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a deemed dividend to the convertible preferred stock holders. Since the preferred shares were convertible at the date of issuance, the deemed dividend to the preferred shareholders attributed to the beneficial conversion feature has been recognized in full at the date the convertible preferred stock was issued, resulting in an increase in net loss to common shareholders of $500,000 for the year ended December 31, 2004.

Stock Issued for Cash

From June through August 2002, the Company sold an aggregate of 1,062,000 post-split shares of its common stock to founders for a total of $106,200, or $.10 per share. The shares of common stock were sold in the absence of objectively determinable values.

In September 2002, the Company sold an aggregate of 100,000 post-split shares of its common stock to founders for a total of $100,000, or $1.00 per share. The shares of common stock were sold in the absence of objectively determinable values.

During October and November 2002, the Company sold 15,000 post-split shares of common stock for proceeds of $150,000.

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

                In 2003, the Company sold 194,600 post-split shares of common stock for net proceeds of $1,923,500, after deducting offering costs totaling $22,500.

In 2004, the Company sold 41,500 post-split shares of its common stock for a total of $395,000. In January and July 2004, the Company also sold 10,000 post-split shares of its common stock for a total of $100,000 through the exercise of stock options granted in 2002.

Stock Issued for Consideration Other than Cash

In December 2002, the Company issued 10,000 post-split shares of its common stock for public relations services. The shares were valued by the Board of Directors at $10.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. The Company recorded compensation expense in the amount of $100,000.

In February 2003, the Company issued 1,100 and 5,000 post-split shares of its common stock for equipment installation and design services. The shares were valued by the Board of Directors at $10.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. The Company recorded an asset and compensation expense in the amounts of $11,000 and $50,000, respectively.

In December 2004, the Company issued 20,000 shares of its common stock for engineering services. The shares were valued by the Board of Directors at $10.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. The Company recorded compensation expense in the amount of $200,000.

Stock Options Outstanding

The Company established a Stock Option Plan (the “Plan”) in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant (1) options to purchase common stock; (2) restricted stock awards, and (3) cash, shares of common stock or a combination of both.

The Company granted options to purchase a total of 200,000 post-split shares of common stock to two employees in 2002. The Company valued the option at $-0- using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the stock and the option exercise price. Had the Company valued the options under the fair-value method and recognized stock-based compensation expense, the net loss for the year ended

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 would have been $(652,115) instead of $(537,615), as reported. An option for 50,000 post-split shares was cancelled in 2004 when released by the holder.

The Company granted an option to purchase 50,000 post-split shares of common stock to the president of ICOP in 2003. The Company valued the option using the intrinsic value method and recognized $90,000 in stock-based compensation expense in 2003. This option was cancelled in 2004 when the holder of the option resigned.

The Company granted options to purchase a total of 80,000 post-split shares of common stock to three employees in 2004 and extended the term of the option held by another employee. The Company valued the options at $-0- using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the stock and the option exercise price. Had the Company valued the options under the fair-value method and recognized stock-based compensation expense, the net loss for the year ended December 31, 2004 would have been $(2,180,513) instead of $(1,992,513), as reported.

The Company also granted options to purchase 10,000 post-split shares of common stock to two contractors in 2004. The Company valued the options under the fair-value method and recognized stock-based compensation expense totaling $5,000 in 2004.

Pro forma effect of fair value treatment of stock options would be as follows:

	Years ended December 31,		May 24, 2004 (Inception) through December 31,
	2004	2003	2004
Net loss, as reported	$(2,392,513)	$(4,343,042)	$(7,273,170)
Stock-based compensation	(188,000)	—	(302,500)
Pro forma	$(2,580,513)	$(4,343,042)	$(7,575,670)

	Options Outstanding and Exercisable (post-split)		Post-split Weighted Average
	Number of Shares	Exercise Price Per Share	Exercise Price Per Share
Balance at May 24, 2002	—	$—	$—
Options granted	200,000	$10.00	$10.00
Options exercised	—	$—	$—
Options canceled	—	$—	$—
Balance at December 31, 2002	200,000	$10.00	$10.00
Options granted	50,000	$10.00	$10.00
Options exercised	—	$—	$—
Options canceled	—	$—	$—
Balance at December 31, 2003	250,000	$10.00	$10.00
Options granted	90,000	$10.00	$10.00
Options exercised	(10,000)	$10.00	$10.00
Options canceled	(100,000)	$10.00	$10.00
Balance at December 31, 2004	230,000	$10.00	$10.00

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

Note 10: Subsequent Events

Subsequent to December 31, 2004, the Company granted options to purchase a total of 165,000 post-split shares of common stock to six employees and cancelled an option for 5,000 post-split shares when the holder resigned. The Company valued the options at $-0- using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the stock and the option exercise price. Had the Company valued the options under the fair-value method, the stock-based compensation expense to be recognized would be approximately $157,245.

There were options to purchase 390,000 post-split shares of common stock outstanding as of June 21, 2005.

On December 17, 2004, the Company entered into a letter of intent with an investment company to manage a firmly underwritten secondary offering of common stock of approximately $10 million at a price to be determined. Subsequent to December 31, 2004, the Company received bridge loans in the amount of $2.2 million, which are expected to be repaid from proceeds of the proposed offering.

At a special meeting held Feburary 28, 2005, shareholders approved a one-for-ten reverse split of the Company’s common and preferred stock effective March 10, 2005. The effect of this change has been reflected in the financial statements.

On April 7, 2005, a director loaned $300,000 to the Company to accelerate manufacturing of inventory.  This note is due on closing of the proposed secondary stock offering or in October 2005 and accrues interest at approximately 8% per annum.

On April 12, 2005, the Company entered into a lease for office and warehouse space.  The term of the lease is five years, through June 30, 2010, with two five-year option renewal terms.  The basic rent is $176,000 per year plus insurance, taxes, utilities and maintenance.  In conjunction with this lease, the Company negotiated the termination of the lease on the previous facilities.