Form 10QSB/A
period 2005-03-31
ICOP DIGITAL, INC
filed 2005-06-28
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A

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

Explanatory Note

ICOP Digital, Inc. is filing this Amendment to its quarterly report on Form 10-QSB for the quarter ended March 31, 2005 to revise its financial statements to conform with an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2004. The amendment to the annual report revised the valuation and recording of convertible preferred stock issued in 2004. The revision did not affect total capital or cash position.

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This report on Form 10-QSB/A contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Plan of Operation and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company’s ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

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

Item 1. Financial Statements

ICOP DIGITAL, INC.

(A development stage company)

Balance Sheet (Unaudited)

March 31, 2005

Assets
Current Assets
Cash	$798,374
Accounts receivable, net	25,157
Prepaid expenses	179,700

Total current assets	1,003,231

Property and equipment, at cost, net of accumulated depreciation of $47,737	132,987

Other assets:
Deferred patent costs	61,480
Deferred offering costs	242,630

$1,440,328

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$1,734,618
Accrued liabilities	368,833
Unearned revenue	46,866
Notes payable, related parties	119,066
Notes payable	2,200,000
Current maturities of long-term debt	7,870
Accrued interest payable	26,712

Total current liabilities	4,503,965
Long-term debt, net of current maturities	32,258

Total liabilities	4,536,223

Shareholders’ deficit (Note 4):
Preferred stock, no par value; 5,000,000 shares authorized, 23,665 shares issued and outstanding	1,420,000
Common stock, no par value; 50,000,000 shares authorized, 1,648,862 shares issued and outstanding	3,301,266
Accumulated other comprehensive loss, net of tax	(63,535)
Deficit accumulated during development stage	(7,753,626)

Total shareholders’ deficit	(3,095,895)

$1,440,328

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Statements of Operations (Unaudited)

			May 24, 2002
	Three Months		Inception
	Ended		through
	March 31,		March 31,
	2005	2004	2005

Sales, net of returns	$—	$—	$50,657
Cost of sales	—	—	31,755

Gross profit	—	—	18,902

Operating expenses:
Selling, general and administrative	334,049	450,155	3,354,407
Research and development	117,226	492,804	3,986,354
Loss from disposition of subsidiary, net	—	—	450,000
Settlement of dispute	—	—	400,000

Total operating expenses	451,275	942,959	8,190,761

Loss from operations	(451,275)	(942,959)	(8,171,859)

Other (expenses):
Foreign currency translation	—	—	(4,221)
Gain on restructure of trade debt	—	—	471,707
Interest expense	(29,181)	(658)	(49,253)

Loss before income taxes	(480,456)	(943,617)	(7,753,626)

Income tax provision	—	—	—

Net loss	$(480,456)	$(943,617)	$(7,753,626)
Net loss available to common shareholders after beneficial conversion feature	$(480,456)	$(1,443,617)	$(8,253,626)

Basic and diluted loss per share to common shareholders	$(0.29)	$(0.88)

Basic and diluted weighted average common shares outstanding *	1,647,444	1,635,033

        * Restated, as explained in Note 1

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Statements of Cash Flows (Unaudited)

	Three Months		May 24, 2002
	Ended		Inception
	March 31,		through
			March 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(480,456)	$(943,617)	$(7,753,626)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,557	5,478	60,785
Book value of equipment retired	—	1,733	28,837
Stock-based compensation	—	—	350,000
Stock options issued	—	—	95,000
Preferred stock issued to settle dispute	—	—	400,000
Loss on unconsolidated subsidiary	—	—	450,000
Gain on restructured trade debt	—	—	(471,707)
Changes in operating liabilities:
Increase in accounts receivable, Inventory and prepaid expenses	(126,859)	5,400	(204,607)
Increase in accounts payable and accrued liabilities	(319,498)	368,517	2,585,201

Net cash used in operating activities	(917,256)	(562,489)	(4,460,117)

Cash flows from investing activities:
Purchases of property and equipment	(23,247)	(16,557)	(114,895)
Payment of patent costs	—	(42,029)	(61,730)
Investment in subsidiary	—	(450,000)	(450,000)
Liabilities assumed in recapitalization	—	—	9,432
Deposits	—	3,000	—

Net cash used in investing activities	(23,247)	(505,586)	(617,193)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,000,000	200,000	2,906,231
Principal payments on notes payable	(22,735)	(293,878)	(640,115)
Proceeds from the sale of preferred stock	—	1,099,998	1,099,998
Proceeds from the sale of common stock	—	150,000	2,774,700
Payment of offering costs	(242,630)	—	(265,130)

Net cash provided by financing activities	1,734,635	1,156,120	5,875,684

Net change in cash	794,132	88,045	798,374

Cash, beginning of period	4,242	118,780	—

Cash, end of period	$798,374	$206,825	$798,374

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	12,229	3,419	25,295

Non-cash investing and financing transactions:
Subsidiary acquired with stock	$—	$—	$700,000
Subsidiary divested for stock	—	(700,000)	(700,000)
Preferred stock converted to common	(79,998)	—	(79,998)
Foreign currency translation	(54,060)	23,589	63,535
Equipment acquired with notes payable	—	—	96,714
Equipment acquired with stock	—	—	11,000

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Notes to Financial Statements

Note A: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2004, included in its annual report on Form 10KSB/A as filed June 27, 2005, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 on May 24, 2002. It is a development stage enterprise engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry.

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

The 2004 financial statements have been restated to record a deemed dividend of $500,000 to the Company’s preferred shareholders of the value of their right to convert shares of preferred stock to common stock. This non-cash dividend is the first quarter of 2004 did not effect net capital but increased the net loss to common shareholders, in addition, the 2004 financial statements have been restated to record a non-cash operating expense of $400,000 in the fourth quarter as a result of issuing 6,667 shares of convertible preferred stock to settle a dispute.

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

Employees

We have twelve full time employees at March 31, 2005.

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

ICOP DIGITAL, INC.

Date: June 24, 2005	By: /s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: June 24, 2005	By: /s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Accounting Officer