Form 10KSB/A
period 2004-12-31
ICOP DIGITAL, INC
filed 2005-06-30
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A-3

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

Explanatory Note

ICOP Digital, Inc. is filing this Amendment No. 3 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Annual Report”) to restate its financial statements for the year ended December 31, 2004 to correct errors identified during a regulatory review of the Company’s financial statements and reflect certain corresponding changes described below.  There was no net effect on cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors.

Shareholders of the Company approved a one share for ten shares reverse split of the Company’s common and preferred stock effective March 10, 2005.  The effect of this reverse stock split should have been included in the financial statements that were originally dated March 11, 2005.  This restatement changes share totals, share and option prices and earnings per share amounts throughout these financial statements to a post-split basis, as if the reverse split had occurred at the beginning of the periods presented.

The Company received subscriptions for 25,000 post-split shares of convertible preferred stock during the first quarter of 2004 and received payments totaling $1,099,998 for 18,333 of those post-split shares.  In December 2004, the Company issued another 6,667 post-split shares for no additional consideration to one of the original subscribers to settle a dispute.  The Company recorded these transactions as the sale of 25,000 post-split shares of preferred stock for total proceeds of $1,099,998.  This restatement separates the two transactions, records a deemed dividend for the benefit provided by the conversion feature of the preferred stock and records an expense for the settlement of the dispute.

For the first component, the revised analysis of the beneficial conversion feature used as comparable fair value of common stock, the price received for most of the sales of common stock during 2003 and 2004, $10.00 per post-split share.  A share of the preferred stock can be converted into eight shares of common stock, so the $60.00 per post-split share price is equivalent to a common stock price of $7.50 per post-split share, a difference of $2.50 per post-split common share.  On an as converted basis, for the 200,000 post-split common shares, this calculation results in a value of the beneficial conversion feature of $500,000.  The preferred stock is immediately convertible to common stock, so this value was immediately recorded as a deemed dividend to increase the net loss available to common shareholders for the year ended December 31, 2004.

For the second component, the investor had subscribed for 13,334 post-split preferred shares during the first quarter of 2004.  The investor paid half of the subscription price or $400,000, at that time.  A dispute subsequently arose over the terms of payment for the remaining shares subscribed.  The Company issued an additional 6,667 post-split shares to the investor to settle this dispute during the fourth quarter of 2004.  The Company has re-stated its financial statements by recording an operating expense equal to the unpaid subscription price of $400,000 and increasing paid in capital by the same amount.  Originally, the Company had booked the sale of the entire 13,334 post-split shares of convertible preferred stock for $400,000, the total amount of cash received for the shares.

A discussion of the restatement is included in Note 11 to the financial statements included with this amendment. Changes have also been made to the following items in this amendment as a result of the restatement:

Part II     Item 5     Market for Common Equity and Related Stockholder Matters

Item 7     Financial Statements

Item 8a   Controls and Procedures

This Amendment does not reflect events that have occurred after the April 6, 2005 filing date of the Annual Report on Form 10-K that the Company originally filed with the Securities and Exchange Commission, or modify or update the disclosures presented in the original Form 10-K, except to reflect the corrections described above.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

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

Signature	Title	Date

/s/ Charles A. Ross, Sr.	Director	June 30, 2005
Charles A. Ross, Sr.

/s/ David C. Owen	Director	June 30, 2005
David C. Owen	(Principal Executive Officer)

/s/ Roger L. Mason	Director	June 30, 2005
Roger L. Mason

/s/ John C. Garrison	Chief Financial Officer	June 30, 2005
John C. Garrison	(Principal Accounting and Financial Officer)

/s/ L. Derrick Ashcroft	Director	June 30, 2005
L. Derrick Ashcroft

/s/ Noel Koch	Director	June 30, 2005
Noel Koch

INDEX TO FINANCIAL STATEMENTS (RESTATED)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2004	F-3

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-4

Statements of Other Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-5

Statement of Changes in Shareholders’ Deficit for the period from May 24, 2002 (inception) through December 31, 2004	F-6

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-7

Notes to Financial Statements	F-8

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

As discussed in Notes 1, 7, 10 and 11 to the financial statements, certain errors resulting in the understatement of net loss and net loss per share available to common shareholders were discovered during a regulatory review of the Company’s financial statements. Accordingly, the Company has re-stated its 2004 financial statements to correct the errors.

Cordovano and Honeck LLP

Denver, Colorado

March 11, 2005, except as to Notes 1, 7, 10 and 11, which are June 21, 2005

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

BALANCE SHEET

DECEMBER 31, 2004

Restated *
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

* See Note 11

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
	Restated *		Restated *

Sales, net of returns	$50,657	$—	$50,657
Cost of sales	31,755	—	31,755
Gross profit	18,902	—	18,902
Operating expenses:
Selling, general and administrative	1,533,564	1,055,264	2,947,258
Research and development	936,111	2,828,113	3,942,228
Loss from the disposition of subsidiary (Note 3)	—	450,000	450,000
Settlement of dispute (Note 7)	400,000	—	400,000
Total operating expenses	2,869,675	4,333,377	7,739,486
Loss from operations	(2,850,773)	(4,333,377)	(7,720,584)

Other income (expense):
Realized loss on foreign currency translation	—	(4,221)	(4,221)
Unusual item:
Gain on restructure of trade debt (Note 9)	471,707	—	471,707
Interest expense	(13,447)	(5,444)	(20,072)
Loss before income taxes	(2,392,513)	(4,343,042)	(7,273,170)
Income tax provision (Note 6)	—	—	—
Net loss	$ (2,392,513)	$(4,343,042)	$ (7,273,170)
Net loss available to common shareholders after beneficial conversion feature (Note 7)	$(2,892,513)	$(4,343,042)	$(7,773,170)
Loss per share available to common shareholders*	$(1.80)	$(3.23)
Basic and diluted weighted average common shares outstanding*	(1,608,445)	(1,343,583)

*  See Note 11

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENT OF OTHER COMPREHENSIVE LOSS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
	Restated *		Restated *
Net loss	$ (2,392,513)	$(4,343,042)	$(7,273,170)
Other comprehensive loss, net of tax:
Foreign currency translation	(42,014)	(75,581)	(117,595)
Comprehensive loss	$ (2,434,527)	$(4,418,623)	$ (7,390,765)

*  See Note 11

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock			Common Stock			Accumulated Other Comprehensive	Retained
	Shares	Amount		Shares**	Amount		Loss	Deficit	Total
	Restated **	Restated **		Restated **				Restated **	Restated **
Balance at May 24, 2002 (inception)	—	$—		—	$—		$—	$—	$—
June to August 2002, shares sold in private placement offering ($.10/share) (Note 7)	—	—	*	1,062,000	106,200	*	—	—	106,200
September 2002, shares sold in private placement offering ($1.00/share) (Note 7)	—	—	*	100,000	100,000	*	—	—	100,000
October to November 2002, shares sold in private placement offering ($10.00/share) (Note 7)	—	—	*	15,000	150,000	*	—	—	150,000
December 2002, shares issued in exchange for public relations services ($10.00/share) (Note 7)	—	—	*	10,000	100,000	*	—	—	100,000
Net loss for the period ended December 31, 2002	—	—		—	—		—	(537,615)	(537,615)
Balance at December 31, 2002	—	—		1,187,000	456,200		—	(537,615)	(81,415)
January to June 2003, shares sold in private placement offering ($10.00/share) (Note 7)	—	—	*	194,600	1,923,500	*	—	—	1,923,500
February 2003, shares issued in exchange for equipment installation services ($10.00/share) (Note 7)	—	—	*	1,100	11,000	*	—	—	11,000
February 2003, shares issued in exchange for design services ($10.00/share) (Note 7)	—	—	*	5,000	50,000	*	—	—	50,000
February 2003, shares issued to acquire McCoy’s Lawline ($10.00/share) (Note 1)	—	—	*	70,000	700,000	*	—	—	700,000
Stock options issued in exchange for services provided (Note 7)	—	—		—	90,000		—	—	90,000
Unrealized effect of the change in foreign currency exchange rates	—	—		—	—		(75,581)	—	(75,581)
Net loss for the year ended December 31, 2003	—	—		—	—		—	(4,343,042)	(4,343,042)
Balance at December 30, 2003, before merger	—	—		1,457,700	3,230,700		(75,581)	(4,880,657)	(1,725,538)
December 31, 2003, shares issued in conjunction with merger with ICOP Digital, Inc.	—	—		179,000	(9,432)		—	—	(9,432)
Balance at December 31, 2003	—	—		1,636,700	3,221,268		(75,581)	(4,880,657)	(1,734,970)
January to December 2004, shares sold in private placement offering ($10.00/share) (Note 7)	—	—		41,500	395,000	*	—	—	395,000
February 2003, preferred shares sold in private placement offering ($60.00/share) (Note 7)	18,333	1,099,998		—	—	*	—	—	1,099,998
Beneficial conversion feature included in sale of preferred stock (Note 7)	—	—		—	—		—	—	—
January and July 2004, stock issued in exercise of stock options ($10.00/share) (Note 7)	—	—		10,000	100,000	*	—	—	100,000
March 2004, shares returned to divest McCoy’s Lawline ($10.00/share) (Note 1)	—	—		(70,000)	(700,000	)*	—	—	(700,000)
December 2004, preferred stock issued in settlement of dispute (Note 7)	6,667	400,000		—	—		—	—	400,000
December 2004, stock issued in exchange for engineering agreement (Note 7)	—	—		20,000	200,000		—	—	200,000
Stock options issued in exchange for services provided (Note 7)	—	—		—	5,000		—	—	5,000
Unrealized effect of the change in foreign currency exchange rates	—	—		—	—		(42,014)	—	(42,014)
Net loss for the year ended December 31, 2004	—	—		—	—		—	(2,392,513)	(1,992,513)
Balance at December 31, 2004	25,000	$1,499,998		1,638,200	$3,221,268		$(117,595)	$(7,273,170)	$(2,669,499)

*    Restated, see Note 1

**  See Note 11

See accompanying notes to financial statements

ICOP DIGITAL, INC.

(formerly Vista Exploration Corporation)

(a development stage company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,		May 24, 2002 (Inception) Through December 31,
	2004	2003	2004
	Restated *		Restated *
Cash flows from operating activities:
Net loss	$(2,392,513)	$(4,343,042)	$(7,273,170)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	28,320	17,556	51,228
Book value of equipment retired	1,734	27,102	28,837
Stock-based compensation (Notes 1 and 7)	200,000	50,000	350,000
Stock options issued	5,000	90,000	95,000
Preferred stock issued to settle dispute	400,000	—	400,000
Loss on unconsolidated subsidiary	—	450,000	450,000
Gain on restructured trade debt	(471,707)	—	(471,707)
Changes in operating liabilities:
(Increase) in accounts receivable and prepaid expenses	(72,348)	226	(77,748)
Increase in accounts payable and accrued liabilities	1,076,048	1,756,649	2,904,699
Net cash used in operating activities	(1,225,466)	(1,951,509)	(3,542,861)

Cash flows from investing activities:
Purchases of property and equipment	(26,678)	(20,626)	(91,648)
Deferred patent costs	(61,730)	—	(61,730)
Investment in Subsidiary	(450,000)	—	(450,000)
Liabilities assumed in recapitalization	—	9,432	9,432
Deposits	3,000	—	—
Net cash used in investing activities	(535,408)	(11,194)	(593,946)

Cash flows from financing activities:
Proceeds from issuance of notes payable	454,000	374,418	906,231
Principal payments on notes payable	(402,662)	(214,717)	(617,380)
Proceeds from the sale of preferred stock	1,099,998	—	1,099,998
Proceeds from the sale of common stock	495,000	1,923,500	2,774,700
Payment of offering costs	—	(22,500)	(22,500)
Net cash provided by financing activities	1,646,336	2,060,701	4,141,049
Net change in cash	(114,538)	97,998	4,242
Cash, beginning of period	118,780	20,782	—
Cash, end of period	$4,242	$118,780	$4,242
Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$6,439	$6,627	$13,066
Non-cash investing and financing transactions:
Subsidiary acquired (disposed) with stock	$—	$700,000	$700,000
Subsidiary divested for stock	$(700,000)	$—	$(700,000)
Foreign currency translation	$42,014	$75,581	$117,595
Equipment acquired with notes payable	$96,714	$—	$96,714
Equipment acquired with stock	$—	$11,000	$11,000

* See Note 11

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

Error corrections (Restated, see Note 11)

Correction of the following errors had no impact on the Company’s net capital or cash flows. The errors were discovered as a result of a regulatory review of the Company’s financial statements.

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

Note 7: Shareholders’ Deficit (Restated, see Note 11)

Preferred Stock

No par preferred stock may be issued in series. Designations, preferences, stated values, rights, qualifications or limitations are to be determined by the Board of Directors.

From January through March 2004, the Company sold 18,333 post-split shares of convertible preferred stock for total proceeds of $1,099,998. Each share can be converted into eight shares of common stock at any time by written notice from the shareholder and can be converted at the same rate by the Company if it so elects, upon completion of an offering of common stock with gross proceeds of at least $10,000,000. Each share of preferred stock also carries a warrant that allows the purchase of an additional eight common shares at a price of $18,00 per share. In December 2004, the Company issued an additional 6,667 post-split shares of this convertible preferred stock in settlement of a dispute and recorded an operating expense of $400,000.

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

Pro forma effect of fair value treatment of stock options would be as follows:

	Years ended December 31,		May 24, 2004 (Inception) through December 31,
	2004	2003	2004
	Restated *		Restated *
Net loss, as reported	$(2,392,513)	$(4,343,042)	$(7,273,170)
Stock-based compensation	(188,000)	—	(302,500)
Pro forma	$(2,580,513)	$(4,343,042)	$(7,575,670)

	Options Outstanding and Exercisable (post-split)		Post-split Weighted Average
	Number of Shares	Exercise Price Per Share	Exercise Price Per Share
	Restated *	Restated *	Restated *
Balance at May 24, 2002	—	$—	$—
Options granted	200,000	$10.00	$10.00
Options exercised	—	$—	$—
Options canceled	—	$—	$—
Balance at December 31, 2002	200,000	$10.00	$10.00
Options granted	50,000	$10.00	$10.00
Options exercised	—	$—	$—
Options canceled	—	$—	$—
Balance at December 31, 2003	250,000	$10.00	$10.00
Options granted	90,000	$10.00	$10.00
Options exercised	(10,000)	$10.00	$10.00
Options canceled	(100,000)	$10.00	$10.00
Balance at December 31, 2004	230,000	$10.00	$10.00

*  See Note 11

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

Note 10: Subsequent Events (Restated, see Note 11)

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

Note 11:  Restatement of Financial Statements

The Company has restated its financial statements for the year ended December 31, 2004 to correct errors identified during a regulatory review of the Company’s financial statements and reflect certain corresponding changes described below.  There was no net effect on cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors.

As described in Note 10, Subsequent Events, shareholders of the Company approved a one share for ten shares reverse split of the Company’s common and preferred stock effective March 10, 2005.  The effect of this reverse stock split should have been included in the financial statements that were originally dated March 11, 2005.  This restatement changes share totals, share and option prices and earnings per share amounts throughout these financial statements to a post-split basis, as if the reverse split had occurred at the beginning of the periods presented.

As described in Note 7, Shareholders’ Deficit, Preferred Stock, the Company received subscriptions for 25,000 post-split shares of convertible preferred stock and received payments totaling $1,099,998 for 18,333 of those post-split shares.  In December 2004, the Company issued another 6,667 post-split shares for no additional consideration to one of the original subscribers to settle a dispute.  The Company originally recorded these transactions as the sale of 25,000 post-split shares of preferred stock for proceeds of $1,099,998.  This restatement separates the sales of preferred stock completed early in 2004 and records a deemed dividend for the benefit provided by the included conversion feature. The restatement next reports the December issuance as a separate transaction and records an expense for the settlement of the dispute.

For the first component, we revised our analysis of the beneficial conversion feature using as comparable fair value of our common stock the price received for most of the sales of common stock during 2003 and 2004, $10.00 per post-split share.  A share of the preferred stock can be converted into eight shares of common stock, so the $60.00 per post-split share price is equivalent to a common stock price of $7.50 per post-split share, a difference of $2.50 per post-split common share.  On an as converted basis, for the 200,000 post-split common shares, this calculation results in a value of the beneficial conversion feature of $500,000.  The preferred stock is immediately convertible to common stock, so this value was immediately recorded as a deemed dividend to increase the net loss available to common shareholders for the year ended December 31, 2004.

For the second component, the investor had subscribed for 13,334 post-split preferred shares during the first quarter of 2004.  The investor paid half of the subscription price or $400,000, at that time.  A dispute subsequently arose over the terms of payment for the remaining shares subscribed.  The Company issued an additional 6,667 post-split shares to the investor to settle this dispute during the fourth quarter of 2004.  The Company has re-stated its financial statements by recording an operating expense equal to the unpaid subscription price of $400,000 and increasing paid in capital by the same amount.

19

Originally, the Company had booked the sale of the entire 13,334 post-split shares of convertible preferred stock for $400,000, the total amount of cash received for the shares.

The following table shows the effect of the restatement:

	As Previously
	Reported	As Restated
As of December 31, 2004:
Shareholders’ Deficit
Preferred stock	$1,099,998	$1,499,998
Common stock	3,221,268	3,221,268
Retained deficit	(6,873,170)	(7,273,170)
Total Shareholders’ deficit	(2,669,499)	(2,669,499)
Preferred shares issued and outstanding	250,000	25,000
Common shares issued and outstanding	16,382,000	1,638,200

For the year ended December 31, 2004:
Operating expenses:
Settlement of dispute	$—	$(400,000)
Loss from operations	(2,450,773)	(2,850,733)
Net Loss	(1,992,513)	(2,392,513)
Deemed dividend - beneficial conversion feature	—	(500,000)
Net loss available to common shareholders after beneficial conversion feature	(1,992,513)	(2,892,513)
Loss per share available to common shareholders	(0.12)	(1.80)
Basic and diluted weighted average common Shares outstanding	16,084,450	1,608,445
Comprehensive loss	$(2,034,527)	$(2,434,527)
Cash flows from operating activities
Net loss	(1,992,513)	(2,392,513)
Preferred stock issued to settle dispute	—	400,000
Net cash used in operating activities	(1,225,466)	(1,225,466)
Net cash used in investing activities	(535,408)	(535,408)
Net cash provided by financing activities	1,646,336	1,646,336

For the period from May 24, 2002 (inception) through December 31, 2004:
Operating expenses:
Settlement of dispute	$—	$400,000
Loss from operations	(7,320,584)	(7,720,584)
Net Loss	(6,873,170)	(7,273,170)
Net loss available to common shareholders after beneficial conversion	(6,873,170)	(7,773,170)
Comprehensive loss	(6,990,765)	(7,390,765)
Cash flows from operating activities
Net loss	(6,873,170)	(7,273,170)
Preferred stock issued to settle dispute	—	400,000
Net cash used in operating activities	(3,542,861)	(3,542,861)
Net cash used in investing activities	(593,946)	(593,946)
Net cash provided by financing activities	4,141,049	4,141,049

Quarterly Results (Unaudited)
For the quarter ended March 31, 2004 (Unaudited):
Net Loss	$(943,617)	$(943,617)
Deemed dividend - beneficial conversion feature	—	(500,000)
Net loss available to common shareholders
after beneficial conversion	(943,617)	(1,443,617)
Loss per share available to common shareholders	(0.58)	(0.88)

For the quarter ended June 30, 2004 (Unaudited):
Net Loss	(37,052)	(37,052)
Net loss available to common shareholders after beneficial conversion	(37,052)	(37,052)
Loss per share available to common shareholders	(0.02)	(0.02)

For the quarter ended September 30, 2004 (Unaudited):
Net Loss	(770,039)	(770,039)
Net loss available to common shareholders after beneficial conversion	(770,039)	(770,039)
Loss per share available to common shareholders	(0.48)	(0.48)

20