Form 10QSB/A
period 2005-03-31
ICOP DIGITAL, INC
filed 2005-06-30
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A-2

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

Item 1. Financial Statements

ICOP DIGITAL, INC.

(A development stage company)

Balance Sheet (Unaudited)

March 31, 2005

Restated *
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

* See Note 6

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Statements of Operations (Unaudited)

			May 24, 2002
	Three Months		Inception
	Ended		through
	March 31,		March 31,
	2005	2004	2005
		Restated *	Restated *
Sales, net of returns	$—	$—	$50,657
Cost of sales	—	—	31,755

Gross profit	—	—	18,902

Operating expenses:
Selling, general and administrative	334,049	450,155	3,354,407
Research and development	117,226	492,804	3,986,354
Loss from disposition of subsidiary, net	—	—	450,000
Settlement of dispute	—	—	400,000

Total operating expenses	451,275	942,959	8,190,761

Loss from operations	(451,275)	(942,959)	(8,171,859)

Other (expenses):
Foreign currency translation	—	—	(4,221)
Gain on restructure of trade debt	—	—	471,707
Interest expense	(29,181)	(658)	(49,253)

Loss before income taxes	(480,456)	(943,617)	(7,753,626)

Income tax provision	—	—	—

Net loss	$(480,456)	$(943,617)	$(7,753,626)
Net loss available to common shareholders after beneficial conversion feature	$(480,456)	$(1,443,617)	$(8,253,626)

Basic and diluted loss per share to common shareholders	$(0.29)	$(0.88)

Basic and diluted weighted average common shares outstanding *	1,647,444	1,635,033

        * See Note 6

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

(A development stage company)

Statements of Cash Flows (Unaudited)

	Three Months		May 24, 2002
	Ended		Inception
	March 31,		through
			March 31,
	2005	2004	2005
			Restated*
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

* See Note 6

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

The 2004 financial statements have been restated to record a deemed dividend of $500,000 during the first quarter of 2004 to the Company’s preferred shareholders for the value of their right to convert shares of preferred stock to common stock. This non-cash dividend in the first quarter of 2004 did not effect net capital but increased the net loss to common shareholders. In addition, the financial statements have been restated to record a non-cash operating expense of $400,000 in the fourth quarter of 2004 as a result of issuing 6,667 shares of convertible preferred stock to settle a dispute.

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

Note 6  Restatement of Financial Statements

The Company has restated its financial statements for the year ended December 31, 2004 and for the quarter ended March 31, 2005 to correct errors identified as a result of a regulatory review of the Company’s financial statements and reflect the corresponding changes described below.  There was no net change to cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors.

During the first quarter of 2004, the Company received subscriptions for 25,000 post-split shares of convertible preferred stock and received payments totaling $1,099,998 for 18,333 of those post-split shares.  In December 2004, the Company issued another 6,667 post-split shares for no additional consideration to one of the original subscribers to settle a dispute.  The Company originally recorded these transactions as the sale of 25,000 post-split shares of preferred stock for proceeds of $1,099,998.  This restatement separates the sales of preferred stock completed early in 2004 and records a deemed dividend for the benefit provided by the included conversion feature. The restatement next reports the December issuance as a separate transaction and records an expense for the settlement of the dispute

For the first component, we revised our analysis of the beneficial conversion feature using as comparable fair value of our common stock the price received for most of the sales of common stock during 2003 and 2004, $10.00 per post-split share.  A share of the preferred stock can be converted into eight shares of common stock, so the $60.00 per post-split share price is equivalent to a common stock price of $7.50 per post-split share, a difference of $2.50 per post-split common share.  On an as converted basis, for the 200,000 post-split common shares, this calculation results in a value of the beneficial conversion feature of $500,000.  The preferred stock is immediately convertible to common stock, so this value was immediately recorded as a deemed dividend to increase the net loss available to common shareholders for the year ended December 31, 2004.

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

The following table shows the effect of the restatement:

	As Previously
	Reported	As Restated
As of March 31, 2005:
Shareholders’ Deficit
Preferred stock	$1,020,000	$1,420,000
Common stock	3,301,266	3,301,266
Retained deficit	(7,353,626)	(7,753,626)
Total Shareholders’ deficit	(3,095,895)	(3,095,895)
Preferred shares issued and outstanding	23,665	23,665
Common shares issued and outstanding	1,648,862	1,648,862

For the quarter ended March 31, 2005:
Net Loss	(480,456)	(480,456)
Net loss available to common shareholders after beneficial conversion feature	(480,456)	(480,456)
Loss per share available to common shareholders	(0.29)	(0.29)
Basic and diluted weighted average common

For the quarter ended March 31, 2004:
Net Loss	$(943,617)	$(943,617)
Deemed dividend - beneficial conversion feature	—	(500,000)
Net loss available to common shareholders after beneficial conversion	(943,617)	(1,443,617)
Loss per share available to common shareholders	(0.58)	(0.88)

For the period from May 24,2002 (inception) through March 31, 2005:
Operating expenses:
Settlement of dispute	$—	$400,000
Loss from operations	(7,771,859)	(8,171,859)
Net Loss	(7,353,626)	(7,753,626)
Net loss available to common shareholders after beneficial conversion	(7,753,626)	(8,253,626)
Cash flows from operating activities
Net loss	(7,353,626)	(7,753,626)
Preferred stock issued to settle dispute	—	400,000
Net cash used in operating activities	(4,460,117)	(4,460,117)
Net cash used in investing activities	(617,193)	(617,193)
Net cash provided by financing activities	5,875,684	5,875,684

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

(b) For the quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As a result of a subsequent review of our financial statements by regulators, we detected certain errors. We re-stated our already-issued 2004 financial statements and our first quarter 2005 financial statements as soon as practicable to correct these errors. The errors occurred in the treatment of a reverse stock split that occurred subsequent to the financial statement date and in interpretation of rules regarding valuation of preferred convertible equity securities. In March 2005 we expanded our board of directors to include additional independent members and created an audit committee which includes a financial expert. We believe the addition of this oversight committee will add perspective and expertise to the review of our filings and avoid future errors.

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

ICOP DIGITAL, INC.

Date: June 30, 2005	By: /s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: June 30, 2005	By: /s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Accounting Officer