Form 10KSB/A
period 2004-12-31
ICOP DIGITAL, INC
filed 2005-07-06
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A-4

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

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

ICOP Digital, Inc. (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-KSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2004 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Identification of Material Weaknesses.”

The Company has restated its previously issued financial statements for the year ended December 31, 2004 as described more fully below under “The Restatement.”

After giving effect to the adjustments and other revisions described under “The Restatement,” the Company’s management believes that the financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Annual Report on Form 10-KSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Identification of Material Weaknesses

In connection with the assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, the Company’s management identified the material weaknesses described below, certain of which contributed to the restatement of the Company’s financial statements for the year ended December 31, 2004, as more fully described under “The Restatement.”

1.     The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements.  The Company’s controls over the completeness, accuracy and review of its documentation of close processes relating to valuation and issuance of convertible preferred stock were ineffective in their design and execution. In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures, including the support for the accounting positions taken on non-routine transactions, equity issuance transactions, stock split and other equity change transactions. These control deficiencies resulted in certain audit adjustments to and additional disclosures made in the 2004 financial statements, as more fully described under “The Restatement.” Additionally, the control deficiencies described above could individually or in the aggregate result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

2.     The Company did not maintain an effective control environment. The financial reporting organizational structure was not adequate to support the complexity of the Company. This control deficiency indicates that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Restatement

The Company has restated its financial statements for the year ended December 31, 2004 to correct errors identified as a result of a regulatory review of the Company’s financial statements and reflect the corresponding changes described below.  There was no net effect on cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors.

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

Management’s Remediation Initiatives

In response to the matters discussed under “Identification of Material Weaknesses” above, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement subsequent to December 31, 2004 the specific measures described below to remediate the material weaknesses described above.

The Company’s failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to the Company’s failure to maintain effective controls over the financial reporting process. To remediate the material weaknesses described in item 1 of “Identification of Material Weaknesses,” the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.            General plan for hiring and training of personnel—The Company’s planned remediation measures are intended to generally address this material weakness by ensuring that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. These measures include the following:

(a)            The Company’s chief financial officer, with assistance from outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company;

(b)           The Company retained and intends to continue to retain the services of outside consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel;

(c)            The Company in July 2005 implemented an enhanced formal training process for the training of financial staff and plans to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of the Company’s business.

2.            Accurate preparation and review of financial statements—The Company’s planned remediation measures are intended to address material weaknesses related to the financial close and reporting process that have the potential of preventing the accurate preparation and review of the Company’s   financial statements in future financial periods. The Company’s planned remediation measures include the following:

(a)          During the second quarter of 2005, the Company began to implement, and plans to continue to improve, new and enhanced procedures to ensure that non-routine transactions are identified and escalated to enhanced evaluation during the close process to help ensure proper accounting treatment. Specific steps include training and ongoing monitoring of financial staff, and active review of contracts by knowledgeable financial and legal staff.

(b)         The Company plans to enhance in 2005 the communication and distribution of its accounting policies and procedures and development of a process to more effectively accumulate and analyze information required for financial statement footnote disclosures.

3.               Expansion of board and creation of audit committee—In March 2005 we expanded our board of directors to include additional independent members and created an audit committee that includes a financial expert.  We believe the addition of this oversight committee will add perspective and expertise to the review of our filings and avoid future errors.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The discussion above under “Management’s Remediation Initiatives” describes the material planned and actual changes to the Company’s internal control over financial reporting subsequent to

December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Signature	Title	Date

/s/ Charles A. Ross, Sr.	Director	July 5, 2005
Charles A. Ross, Sr.

/s/ David C. Owen	Director	July 5, 2005
David C. Owen	(Principal Executive Officer)

/s/ Roger L. Mason	Director	July 5, 2005
Roger L. Mason

/s/ John C. Garrison	Chief Financial Officer	July 5, 2005
John C. Garrison	(Principal Accounting and Financial Officer)

/s/ L. Derrick Ashcroft	Director	July 5, 2005
L. Derrick Ashcroft

/s/ Noel Koch	Director	July 5, 2005
Noel Koch

INDEX TO FINANCIAL STATEMENTS (RESTATED)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2004	F-3

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-4

Statements of Other Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-5

Statement of Changes in Shareholders’ Deficit for the period from May 24, 2002 (inception) through December 31, 2004	F-6

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-7

Notes to Financial Statements	F-8

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