Form 10QSB/A
period 2005-03-31
ICOP DIGITAL, INC
filed 2005-07-06
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A-3

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

Explanatory Note

ICOP Digital, Inc. is filing this Amendment to its quarterly report on Form 10-QSB for the quarter ended March 31, 2005 to revise its financial statements to conform with an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2004. As further described in Note 6 to the financial statements and in Item 3, controls and procedures, the amendment to the annual report revised the valuation and recording of convertible preferred stock issued in 2004. The revision did not affect total capital or cash position.

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

ITEM 3—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Identification of Material Weaknesses.”

The Company has restated its previously issued financial statements for the three months ended March 31, 2005 as described more fully below under “The Restatement.”

After giving effect to the adjustments and other revisions in the classification described under “The Restatement,” the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-QSB does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Identification of Material Weaknesses

In connection with the assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2004, the Company’s management identified the material weaknesses described below, certain of which contributed to the restatement of the Company’s financial statements for the three months ended March 31, 2005, as more fully described under “The Restatement.”

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

The Restatement

The Company has restated its financial statements for the year ended December 31, 2004 and, correspondingly, for the three months ended March 31, 2005 to correct errors identified as a result of a regulatory review of the Company’s financial statements and reflect the corresponding changes described below.  There was no net effect on cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors, and there was no effect on operating results for the first quarter of 2005.

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

Management’s Remediation Initiatives

In response to the matters discussed under “Identification of Material Weaknesses” above, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement subsequent to March 31, 2005 the specific measures described below to remediate the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of adding additional independent directors and creating an audit committee in March 2005.  The discussion above under “Management’s Remediation Initiatives” describes the material planned and actual changes to the Company’s internal control over financial reporting subsequent to March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ICOP DIGITAL, INC.

Date: July 5, 2005	By: /s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: July 5, 2005	By: /s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Accounting Officer