Form 10KSB/A
period 2004-12-31
ICOP DIGITAL, INC
filed 2005-07-07
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A-5

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

Signature	Title	Date

/s/ Charles A. Ross, Sr.	Director	July 7, 2005
Charles A. Ross, Sr.

/s/ David C. Owen	Director	July 7, 2005
David C. Owen	(Principal Executive Officer)

/s/ Roger L. Mason	Director	July 7, 2005
Roger L. Mason

/s/ John C. Garrison	Chief Financial Officer	July 7, 2005
John C. Garrison	(Principal Accounting and Financial Officer)

/s/ L. Derrick Ashcroft	Director	July 7, 2005
L. Derrick Ashcroft

/s/ Noel Koch	Director	July 7, 2005
Noel Koch

INDEX TO FINANCIAL STATEMENTS (RESTATED)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2004	F-3

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-4

Statements of Other Comprehensive Loss for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-5

Statement of Changes in Shareholders’ Deficit for the period from May 24, 2002 (inception) through December 31, 2004	F-6

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from May 24, 2002 (inception) through December 31, 2004	F-7

Notes to Financial Statements	F-8

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