Form 10QSB
period 2005-06-30
ICOP DIGITAL, INC
filed 2005-08-15
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Transitional Small Business Disclosure Format Yes ☐    No☒

The issuer had 4,658,862 shares of its common stock issued and outstanding as of August 12, 2005, the latest practicable date before the filing of this report.

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

ICOP DIGITAL, INC.

Balance Sheet (Unaudited)

June 30, 2005
(Unaudited)
Assets
Current assets:
Cash	$367,426
Accounts receivable, net	302,035
Merchandise inventory, at cost	197,052
Prepaid expenses	157,181

Total current assets	1,023,694
Property and equipment, less accumulated depreciation of $63,627	214,580

Other assets:
Deferred patent costs	61,480
Deferred offering costs	334,878
Deposits	60,000

$1,694,632

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,231,195
Accrued payroll	412,833
Notes and loans payable - Related party (Note 2)	425,174
Notes payable (Note 3)	3,200,000
Current maturities of long-term debt	15,920
Accrued interest payable	70,592

Total current liabilities	5,355,714

Long-term debt, net of current maturities	59,777

Total liabilities	5,415,491

Shareholders’ deficit (Note 4):
Preferred stock, no par value; 5,000,000 shares authorized, 21,165 shares issued and outstanding	1,270,000
Common stock, no par value; 50,000,000 shares authorized, 1,668,862 shares issued and outstanding	3,451,266
Accumulated other comprehensive income, net of tax	11,957
Retained deficit	(8,454,082)

Total shareholders’ deficit	(3,720,859)

$1,694,632

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statements of Operations (Unaudited)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2005	2004	2005	2004*
				(Restated)
Sales, net of returns	$327,394	—	$327,394	$—
Cost of sales	238,903	—	238,903	—

Gross profit	88,491	—	88,491	—

Operating expenses:
Selling, general and administrative	532,517	409,357	866,566	859,512
Research and development	144,502	112,816	261,728	605,620

Total operating expenses	677,019	522,173	1,128,294	1,465,132

Loss from operations	(588,528)	(522,173)	(1,039,803)	(1,465,132)
Other income (expense):
Realized loss on foreign currency translation	(56,306)	—	(56,306)	—
Unusual item:
Gain on restructure of trade debt	—	485,482	—	485,482
Interest expense	(55,622)	(361)	(84,803)	(1,019)

Loss before income taxes	(700,456)	(37,052)	(1,180,912)	(980,669)
Income tax provision (Note 5)	—	—	—	—

Net loss	$(700,456)	$(37,052)	$(1,180,912)	$(980,669)

Net loss available to common shareholders after beneficial conversion feature	$(700,456)	$(37,052)	$(1,180,912)	$(1,480,669)

Loss per share available to common shareholders *	$(0.42)	$(0.02)	$(0.71)	$(0.92)

Weighted average common shares outstanding *	1,668,862	1,584,311	1,667,444	1,609,518

*	Restated see note 6

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, (Unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(1,180,912)	$(980,669)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,447	13,197
Book value of equipment retired	—	1,734
Gain on restructured trade debt	—	(485,482)
Changes in operating liabilities:
(Increase) decrease in accounts receivable and prepaid expenses	(578,269)	5,400
Increase (decrease) in accounts payable and accrued liabilities	(706,415)	574,295

Net cash used in operating activities	(2,440,149)	(871,525)

Cash flows from investing activities:
Purchases of property and equipment	(82,730)	(26,678)
Deferred patent costs	—	(47,866)
Investment in Subsidiary	—	(450,000)
Deposits	(60,000)	3,000

Net cash used in investing activities	(142,730)	(521,544)

Cash flows from financing activities:
Proceeds from issuance of notes payable	3,306,108	225,000
Principal payments on notes payable	(25,167)	(319,523)
Proceeds from the sale of preferred stock	—	1,099,998
Proceeds from the sale of common stock	—	275,000
Payment of offering costs	(334,878)	—

Net cash provided by financing activities	2,946,063	1,280,475

Net change in cash	363,184	(112,594)
Cash, beginning of period	4,242	118,780

Cash, end of period	$367,426	$6,186

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	$17,862	$3,568

Non-cash investing and financing transactions:
Subsidiary divested for stock	$—	$(700,000)
Preferred stock converted to common	$(229,998)	$—
Foreign currency translation	$129,552	$(37,703)
Equipment acquired with notes payable	$38,000	$72,408

See accompanying notes to consolidated financial statements.

ICOP DIGITAL, INC.

Notes to Financial Statements

Note A: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2004, included in its annual report on Form 10KSB/A as filed July 7, 2005, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 on May 24, 2002. It emerged from the development stage in June 2005 with the beginning of substantial revenue and now is an enterprise engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry.

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

The accompanying statements of operations and cash flows reflect the six-month period ended June 30, 2005. The comparative figures for the six-month period ended June 30, 2004 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note 1: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. was incorporated in May 2002 in Nevada and merged into a wholly owned subsidiary of the Company as of December 31, 2003. The Company, formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc. The Company was a development stage enterprise until June 2005 when substantial sales began. It is engaged in the design, development and marketing of in-car video recorder systems for use in the law enforcement industry. The Company’s offices are located in Lenexa, Kansas.

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

Effective December 31, 2003, ICOP Digital, Inc. (ICOP) exchanged 100 percent of its outstanding shares of common stock for 1,457,700 shares of the common stock of Vista Exploration Corporation (“Vista”) After January 2004, the two companies were consolidated. The acquisition has been treated as a recapitalization of ICOP, with Vista the legal surviving entity. Since Vista had, prior to the recapitalization of ICOP, no assets and net liabilities (consisting principally of accounts payable) and no operations, the recapitalization has been accounted for as the sale of 179,000 shares of ICOP common stock for the net liabilities of Vista. The historical financial statements presented herein have been restated and are those of ICOP. Costs of the transaction have been charged to the period. In November 2004, the Company changed its name from Vista to ICOP Digital, Inc. In June 2005, ICOP was merged into the Company, and the Company was the sole surviving entity.

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

The Company completed a public offering of its common stock in July 2005 with net proceeds of approximately $10 million and believes these proceeds will provide capital for inventory, marketing and sales, research and development and general operations for the coming twelve months. In the longer term, the Company plans to expand its acquired operations, continue to pursue sales of its products and become profitable. There is no assurance that the Company’s products will gain market acceptance or that the Company will attain profitability.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to meet its obligations on a timely basis and, ultimately, to attain profitability.

Note 2: Related Party Transactions

Notes and loans payable to related parties consisted of unsecured advances made to the Company under promissory note and loan agreements for working capital purposes and pay no interest. The notes payable are due on demand. During the six months ended June 30, 2005, shareholders and affiliates were repaid $20,000 on existing notes. In April 2005, a director loaned $300,000 to the Company to allow the Company to accelerate manufacturing of inventory. This note was due on closing of a secondary stock offering or in October 2005 and accrued interest at approximately 8% per annum. All notes and loans were repaid on completion of the secondary offering in July 2005.

Note 3: Notes Payable

In March 2005, the Company completed the sale of $2,200,000 in secured promissory notes and related common stock warrants. These notes were sold to accredited investors and were repaid when the public offering was completed in July 2005 along with accrued interest at a rate of 8% per annum.

In June 2005, the Company issued a non-interest bearing note payable to Paulson Investment Company in the amount of $600,000. This note was repaid when the public offering was completed in July 2005.

In June 2005, the Company obtained a one-year line of credit from a bank in the amount of $600,000 secured by customer purchase orders. Interest on this note is payable monthly at the rate of 2% over the bank index rate. At June 30, 2005 the balance outstanding on this note was $400,000.

Note 4: Shareholders’ Equity

Preferred Stock converted to common stock

In January 2005, a shareholder converted 1,333 shares of the Company’s Class A preferred shares having a value of $79,998 into 10,664 shares of the Company’s no par common stock. In April 2005, a shareholder converted 2,500 shares of the Company’s Class A preferred shares having a value of $150,000 into 20,000 shares of the Company’s no par common stock.

Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved, therefore the net benefit and expense resulted in $0 income taxes.

Note 6: Restatement of Financial Statements

The Company has restated its financial statements for the year ended December 31, 2004 and for the quarter ended March 31, 2005 to correct errors identified as a result of a regulatory review of the Company’s financial statements and reflect the corresponding changes described below. There was no net change to cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors. The comparative statement of operations for the six months ended June 30, 2004 has been restated to record a deemed dividend of $500,000 to increase the net loss available to common shareholders as a result of these changes.

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

The following table shows the effect of the restatement:

	As Previously Reported	As Restated
For the six months ended June 30, 2004:
Net Loss	$(980,669)	$(980,669)
Deemed dividend - beneficial conversion feature	—	(500,000)
Net loss available to common shareholders after beneficial conversion	(980,669)	(1,480,669)
Loss per share available to common shareholders	(0.61)	(0.92)

Note 7: Subsequent Events

In July 2005, the Company completed an equity offering including a total of 2,990,000 shares of common stock and warrants to purchase another 2,990,000 shares of common stock for net proceeds of approximately $10.5 million, after deducting transaction costs of approximately $1.8 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share for a period of five years. Immediate application of the proceeds were to reduce current liabilities by approximately $3.8 million, increase inventory approximately $1.3 million and retain approximately $5.4 million in cash. In conjunction with this offering all preferred stock outstanding has been converted to common stock.

ITEM 2.	PLAN OF OPERATION

During the three months ended June 30, 2005, the Company reported sales of $327,394 and cost of sales of $238,903, incurred $144,502 in research and development expenses and $532,517 in general and administrative expense, resulting in an operating loss of $588,528. During the three months ended June 30, 2004, the Company reported no sales and incurred $112,816 in research and development expenses and $409,357 in general and administrative expense, resulting in an operating loss of $522,173. The increased level of expense is the result of completion of product development and the focus on sales and marketing as the Company anticipates equity funding and accelerates its business plan. Funding provided by the bridge loans and the subsequently completed secondary offering should permit expansion of sales, service and engineering personnel, facilitate acceleration of product manufacturing and help the Company to achieve operating breakeven over the coming twelve months.

During the six months ended June 30, 2005, the Company reported sales of $327,394 and cost of sales of $238,903, incurred $261,728 in research and development expenses and $866,566 in general and administrative expense, resulting in an operating loss of $1,128,294. During the six months ended June 30, 2004, the Company had no sales and incurred $605,620 in research and development expenses and $859,512 in general and administrative expense, resulting in an operating loss of $1,465,132. The reduced level of expense is the result of completion of product development and the change in focus to sales and marketing as the Company executes its business plan and pursues funding for expansion. Funding provided by the bridge loans and the subsequently completed secondary offering should permit expansion of sales, service and engineering personnel, facilitate acceleration of product manufacturing and help the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

On June 30, 2005, the Company had $367,426 in cash and a total of $5,355,714 in current liabilities, primarily related to the research and development costs and the bridge loans obtained in conjunction with the subsequently completed secondary offering. Net cash used in operating activities for the six months ended June 30, 2005 was $2,440,149 compared to cash used in operating activities of $871,525 for the six months ended June 30, 2004. Net cash used in investing activities for the six months ended June 30, 2005 was $142,730. Net cash provided by financing activities was $2,946,063 for the six months ended June 30, 2005, which came substantially from the bridge loans and was offset by payment of offering costs for the subsequently completed secondary offering.

Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2004, to state that our losses since inception and our net capital deficit at December 31, 2004 raise substantial doubt about our ability to continue as a going concern. In July 2005 we completed a secondary offering of common stock and warrants that generated net proceeds of approximately $10.5 million dollars which we believe will provide the working capital necessary for the coming year.

Our ability to continue as a going concern is ultimately dependent upon achieving profitable operations. We cannot assure you that our plan of operation will be successful in addressing this issue.

Our Capital Requirements

We believe that with the completion of the secondary offering in July 2005 we have adequate funds to finance our planned operations during the next 12 months.

Employees

We have seventeen full time employees at June 30, 2005.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective.

The Company has restated its previously issued financial statements for the year ended December 31, 2004 and for the three months ended March 31, 2005 as described more fully in those filings.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are furnished as part of this report:

Exhibit 3(ii)	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on July 1, 2005).

Exhibit 10.1	Promissory Note dated April 7, 2005 to Roger L. Mason (incorporated by reference to Exhibit 10.20 to the Form SB-2/A registration statement filed April 22, 2005).

Exhibit 10.2	Commercial Lease Agreement (incorporated by reference to Exhibit 10.22 to the Form SB-2/A registration statement filed July 6, 2005).

Exhibit 10.3	Promissory Note dated June 30, 2005 to Paulson Investment Company, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K filed July 1, 2005).

Exhibit 10.4	Line of Credit Note dated June 23, 2005 to Frontier Bank (incorporated by reference to Exhibit 99.1 to the Form 8-K filed July 1, 2005).

Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: August 12, 2005	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: August 12, 2005	By:	/s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Accounting Officer