Form 10QSB
period 2005-09-30
ICOP DIGITAL, INC
filed 2005-11-10
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The issuer had 4,828,182 shares of its common stock issued and outstanding as of November 7, 2005, the latest practicable date before the filing of this report.

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

ICOP DIGITAL, INC.

Balance Sheet (Unaudited)

Assets
Current assets:
Cash	$3,836,924
Accounts receivable, net	611,583
Inventories, at cost	2,187,356
Prepaid expenses	101,697

Total current assets	6,737,560
Property and equipment, less accumulated depreciation of $99,959	502,162
Other assets:
Deferred patent costs	61,480
Security deposit	15,000

$7,316,202

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$662,106
Accrued liabilities	274,163
Current maturities of long-term debt (Note 3)	28,261

Total current liabilities	964,530
Long-term debt, net of current maturities (Note 3)	83,678

Total liabilities	1,048,208
Shareholders’ equity (Note 4):
Preferred stock, no par value; 5,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 4,828,182 shares issued and outstanding	15,202,433
Accumulated other comprehensive loss, net of tax	19,120
Retained deficit	(8,953,559)

Total shareholders’ equity	6,267,994

$7,316,202

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
				Restated*
Sales, net of returns	$902,297	$—	$1,229,691	$—
Cost of sales	523,911	—	762,814	—

Gross profit	378,386	—	466,877	—

Operating expenses:
Selling, general and administrative	750,674	702,282	1,617,240	1,561,794
Research and development	137,337	62,948	399,065	668,568

Total operating expenses	888,011	765,230	2,016,305	2,230,362

Loss from operations	(509,625)	(765,230)	(1,549,428)	(2,230,362)
Other income (expense):
Realized gain (loss) on foreign currency transactions	1,283	—	(55,023)	—
Unusual item:
Gain on restructure of trade debt	—	—	—	485,482
Interest income	30,190	—	30,190	—
Interest expense	(21,325)	(4,809)	(106,128)	(5,828)

Loss before income taxes	(499,477)	(770,039)	(1,680,389)	(1,750,708)
Income tax provision (Note 5)	—	—	—	—

Net loss	$(499,477)	$(770,039)	$(1,680,389)	$(1,750,708)

Net loss available to common shareholders after beneficial conversion feature	$(499,477)	$(770,039)	$(1,680,389)	$(2,250,708)

Basic and diluted loss per share	$(0.11)	$(0.48)	$(0.66)	$(1.40)

Basic and diluted weighted average common shares outstanding	4,390,059	1,602,033	2,557,435	1,606,938

*	See Note 6

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	250,000	$1,499,998	16,382,000	$3,221,268	$(117,595)	$(7,273,170)	$(2,669,499)
Preferred shares converted to common shares (Note 4)	(38,333)	(229,998)	306,664	229,998	—	—	—
February 28, 2005, conversion of shares due to reverse stock split (Note 4)	(190,502)	—	(15,019,802)	—	—	—	—
Secondary offering of common stock (Note 4)	—	—	2,990,000	11,148,638	—	—	11,148,638
Secondary offering of common stock transaction costs (Note 4)	—	—	—	(667,471)	—	—	(667,471)
Preferred shares converted to common shares (Note 4)	(21,165)	(1,270,000)	169,320	1,270,000	—	—	—
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	136,715	—	136,715
Net loss for the period ended September 30, 2005	—	—	—	—	—	(1,680,389)	(1,680,389)

Balance at September 30, 2005	(0)	$—	4,828,182	$15,202,433	$19,120	$(8,953,559)	$6,267,994

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,680,389)	$(1,750,708)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	61,779	20,633
Book value of equipment retired	—	1,734
Stock options issued	—	315,000
Gain on restructured trade debt	—	(485,482)
Changes in operating liabilities:
(Increase) in accounts receivable, inventory and prepaid expenses	(2,822,888)	(31,059)
Increase (decrease) in accounts payable and accrued liabilities	(1,477,603)	845,658

Net cash used in operating activities	(5,919,101)	(1,084,224)

Cash flows from investing activities:
Purchases of property and equipment	(406,017)	(26,678)
Deferred patent costs	—	(59,032)
Investment in Subsidiary	—	(450,000)
Deposits	(14,750)	3,000

Net cash used in investing activities	(420,767)	(532,710)

Cash flows from financing activities:
Proceeds from issuance of notes payable	3,157,000	445,000
Principal payments on notes payable	(3,465,617)	(370,812)
Proceeds from the sale of preferred stock	—	1,099,998
Proceeds from the sale of common stock	11,148,638	395,000
Payment of offering costs	(667,471)	—

Net cash provided by financing activities	10,172,550	1,569,186

Net change in cash	3,832,682	(47,748)
Cash, beginning of period	4,242	118,780

Cash, end of period	$3,836,924	$71,032

Supplemental disclosure of cash flow information:
Income taxes	$—	$—

Interest	$115,887	$4,164

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Notes to Financial Statements

Note A: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2004, included in its annual report on Form 10-KSB/A as filed July 7, 2005, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 on May 24, 2002. It emerged from the development stage in June 2005 with the beginning of substantial revenue and now is an enterprise engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry.

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

The accompanying statements of operations and cash flows reflect the nine-month period ended September 30, 2005. The comparative figures for the nine-month period ended September 30, 2004 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note 1: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. was incorporated in May 2002 in Nevada and merged into a wholly owned subsidiary of the Company as of December 31, 2003. The Company, a Colorado corporation formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc. In June 2005, the Nevada subsidiary merged into the Colorado corporation and ceased to exist. The Company was a development stage enterprise until June 2005 when substantial sales began. It is engaged in the design, development and marketing of in-car video recorder systems for use in the law enforcement industry. The Company’s offices are located in Lenexa, Kansas.

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

In June 2005, the Company obtained a one-year line of credit from a bank in the amount of $600,000 secured by customer purchase orders. Interest on this note is payable monthly at the rate of 2% over the bank index rate. At June 30, 2005 the balance outstanding on this note was $400,000 which was repaid when the public offering was completed in July 2005.

The company obtained six installment loans secured by vehicles. These loans require monthly payments of approximately $2,500 per month including interest at approximately 6% per annum and mature through August 2009.

Note 4: Shareholders’ Equity

Preferred Stock converted to common stock

In January 2005, a shareholder converted 1,333 shares of the Company’s Class A preferred shares having a value of $79,998 into 10,664 shares of the Company’s no par common stock. In April 2005, a shareholder converted 2,500 shares of the Company’s Class A preferred shares having a value of $150,000 into 20,000 shares of the Company’s no par common stock. All remaining preferred stock was converted to no par common stock when the public offering was completed in July 2005.

Common Stock offering

In July 2005, the Company completed an equity offering including a total of 2,990,000 shares of common stock and warrants to purchase another 2,990,000 shares of common stock for net proceeds of approximately $10.5 million, after deducting transaction costs of approximately $1.8 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share for a period of five years. Immediate use of the proceeds was to reduce current liabilities by approximately $3.8 million, increase inventory by approximately $1.3 million and retain approximately $5.4 million in cash. In conjunction with the offering all preferred stock outstanding was converted to common stock.

Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved. Therefore, the net benefit and expense resulted in $0 income taxes.

Note 6: Restatement of Financial Statements

The Company restated its financial statements for the year ended December 31, 2004 and for the quarter ended March 31, 2005 to correct errors identified as a result of a regulatory review of the Company’s financial statements and reflect the corresponding changes described below. There was no net change to cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors. The comparative statement of operations for the nine months ended September 30, 2004 was restated to record a deemed dividend of $500,000 to increase the net loss available to common shareholders as a result of the changes.

During the first quarter of 2004, the Company received subscriptions for 25,000 post-split shares of convertible preferred stock and received payments totaling $1,099,998 for 18,333 of those post-split shares. In December 2004, the Company issued another 6,667 post-split shares for no additional consideration to one of the original subscribers to settle a dispute. The Company originally recorded these transactions as the sale of 25,000 post-split shares of preferred stock for proceeds of $1,099,998. The restatement separated the sales of preferred stock completed early in 2004 and recorded a deemed dividend for the benefit provided by the included conversion feature. The restatement next reported the December issuance as a separate transaction and records an expense for the settlement of the dispute.

For the first component, we revised our analysis of the beneficial conversion feature using as comparable fair value of our common stock the price received for most of the sales of common stock during 2003 and 2004, $10.00 per post-split share. A share of the preferred stock was convertible into eight shares of common stock, so the $60.00 per post-split share price was equivalent to a common stock price of $7.50 per post-split share, a difference of $2.50 per post-split common share. On an as converted basis, for the 200,000 post-split common shares, this calculation resulted in a value of the beneficial conversion feature of $500,000. The preferred stock was immediately convertible to common stock, so this value was immediately recorded as a deemed dividend to increase the net loss available to common shareholders for the year ended December 31, 2004.

For the second component, the investor had subscribed for 13,334 post-split preferred shares during the first quarter of 2004. The investor paid half of the subscription price or $400,000, at that time. A dispute subsequently arose over the terms of payment for the remaining shares subscribed. The Company issued an additional 6,667 post-split shares to the investor to settle this dispute during the fourth quarter of 2004. The Company restated its financial statements by recording an operating expense equal to the unpaid subscription price of $400,000 and increased paid in capital by the same amount. Originally, the Company had booked the sale of the entire 13,334 post-split shares of convertible preferred stock for $400,000, the total amount of cash received for the shares.

The following table shows the effect of the restatement:

	As Previously Reported	As Restated
For the six months ended September 30, 2004:
Net Loss	$(1,750,708)	$(1,750,708)
Deemed dividend - beneficial conversion feature	—	(500,000)
Net loss available to common shareholders after beneficial conversion	(1,750,708)	(2,250,708)
Loss per share available to common shareholders	(1.09)	(1.40)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

During the three months ended September 30, 2005, the Company reported sales of $902,297 and cost of sales of $523,911, incurred $137,337 in research and development expenses and $750,674 in sales, general and administrative expense, resulting in an operating loss of $509,625. During the three months ended September 30, 2004, the Company reported no sales and incurred $62,948 in research and development expenses and $702,282 in sales, general and administrative expense, resulting in an operating loss of $765,230. The increased level of expense is a result of the increased focus on sales and marketing as the Company completed equity funding and accelerated its business plan. Funding provided by the bridge loans and the completed secondary offering should permit expansion of sales, service and engineering personnel, facilitate acceleration of product manufacturing and help the Company to achieve operating breakeven over the coming twelve months.

Comparison of Nine Months Ended September 30, 2005 and 2004

During the nine months ended September 30, 2005, the Company reported sales of $1,229,691 and cost of sales of $762,814, incurred $399,065 in research and development expenses and $1,617,240 in sales, general and administrative expense, resulting in an operating loss of $1,549,428. During the nine months ended September 30, 2004, the Company had no sales and incurred $668,568 in research and development expenses and $1,561,794 in sales, general and administrative expense, resulting in an operating loss of $2,230,362. The reduced level of research and development expense is the result of completion of initial product development and the increased level of sales expense represents the change in focus to sales and marketing as the Company executes its business plan with completed funding for expansion. Funding provided by the completed secondary offering should permit expansion of sales, service and engineering personnel, facilitate acceleration of product manufacturing and help the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

On September 30, 2005, the Company had $3,836,924 in cash, $611,583 in accounts receivable, $2,187,356 in inventory, $101,697 in prepaid expenses and $964,530 in current liabilities, resulting in working capital of $5,773,030. Net cash used in operating activities for the nine months ended September 30, 2005 was $5,919,101 compared to cash used in operating activities of $1,084,224 for the nine months ended September 30, 2004. Net cash used in investing activities for the nine months ended September 30, 2005 was $420,767. Net cash provided by financing activities was $10,172,550 for the nine months ended September 30, 2005, substantially from the secondary offering of common stock, offset by payment of offering costs.

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

Our Capital Requirements

We believe that with the completion of the secondary offering in July 2005 we have adequate funds to finance our planned operations during the next 12 months. We have no commitments for material capital expenditures.

Employees

We have twenty-two full time employees at September 30, 2005.

ITEM 3—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective.

The Company restated its previously issued financial statements for the year ended December 31, 2004 and for the three months ended March 31, 2005 as described more fully in those filings.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 2005, the Annual Meeting of the Shareholders was held for the purpose of electing members to the board of directors. The meeting was attended in person or by proxy by 1,143,495 of a total possible 1,838,182 voting shares. Noel Koch was elected to a three year term as a Class A director by a vote of 1,092,995 for and 50,500 withheld. L. Derrick Ashcroft was elected to a two year term as a Class B director by a vote of 1,037,995 for and 105,500 withheld. Charles A. Ross, David C. Owen and Roger Mason did not stand for election at this meeting but continue to serve as members of the board of directors. No other matters were brought before the meeting or submitted to shareholder vote.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are furnished as part of this report:

Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: November 10, 2005	By:	/s/ DAVID C. OWEN
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: November 10, 2005	By:	/s/ JOHN C. GARRISON
John C. Garrison
Chief Financial Officer
Principal Accounting Officer