Form 10KSB
period 2005-12-31
ICOP DIGITAL, INC
filed 2006-03-28
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

No par value common stock

(Title of Class)

Check whether the issuer is not required to file reports to Section 13 of 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined under Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Issuer’s revenues for the year ended December 31, 2005: $1,760,000

The aggregate market value of the 5,178,980 shares of common stock held by non-affiliates, computed by reference to the closing price of such stock as reported on the NASDAQ Capital Market and NYSE Arca Market of $5.70 on March 15, 2006, was $29,520,186.

At March 15, 2006, 5,500,980 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

ICOP DIGITAL, INC.

PART I

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

1.	the ICOP Model 20/20 not being accepted by the law enforcement industry;

2.	difficulty meeting demand for in-car video technologies at a cost that results in a profit;

3.	our ability to improve our products and to develop other products necessary to compete in the industry;

4.	our ability to bring future products to market;

5.	the ICOP Model 20/20 being replaced by more advanced technologies and thereby becoming obsolete;

6.	the limited number of product offerings;

7.	budget cuts in the law enforcement industry affecting purchasing levels;

8.	our lack of profitability and operating history;

9.	our limited ability to control interruptions in production by the outside manufacturer of the ICOP Model 20/20;

10.	successful infringement claims and our ability to protect proprietary rights;

11.	a highly competitive and fragmented market;

12.	loss of key management personnel;

13.	our ability to manage rapid growth;

14.	criminal procedure court rulings regarding right to privacy;

15.	general economic and business conditions in the United States;

16.	defects in products could result in litigation and other significant costs; and

17.	other factors detailed in our filings with the Securities and Exchange Commission.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors detailed in our filings with the Securities and Exchange Commission, not all of which are known to us. Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We will update this report only to the extent required under applicable securities laws. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

Item 1.	Description of Business.

Company History

We were formed in Colorado as Bail Corporation in April 1998 with the purpose of acquiring or merging with a privately owned company. In March 2001, we began to engage in the oil and gas business and changed our name to Vista Exploration Corporation. We leased oil and gas properties in Southeast Kansas to drill for coal bed methane gas, but due to a lack of funding in March 2003, we returned to our original plan of seeking a merger with, or an acquisition of, an operating business that wanted to become a public company. In January 2004, ICOP Digital, Inc., a Nevada corporation (“ICOP Nevada”), merged with and into our wholly owned subsidiary. ICOP Nevada commenced operations in May 2002 for the purpose of engaging in the design, development and marketing of an in-car digital video recorder for use in the law enforcement industry. As a result of the merger, our principal business became that of ICOP Nevada. In November 2004, we changed our name to ICOP Digital, Inc. and in March 2005, we completed a ten shares for one share reverse split of our common and preferred stock. The effect of this change in share totals is reflected in this document. In June 2005, ICOP Nevada was merged into the Colorado corporation and ceased to exist.

Introduction to Business

We design, engineer and market digital video systems. Our first product, the ICOP Model 20/20 is designed for the rugged demands of law enforcement and other first responder markets such as fire departments and emergency medical personnel. The product offers what we believe to be superior video and audio recording technology as well as proprietary compression technology that insures the integrity of the recorded information. The ICOP Model 20/20 technology also has applications in other commercial markets where surveillance and communications are critical to the safety of people and the security of property, including public transportation such as trains, buses and airplanes; military and government installations; financial institutions, telecommunications and energy facilities; and transportation centers such as airports, seaports, train stations and bus stations. We are now expanding our development of new mobile and stationary video products for other innovative surveillance and communications systems for the public and private security market.

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

There are three core market segments for the ICOP Model 20/20 and other products that we are developing based on this technology:

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

The ICOP Digital Video Solution

Our ICOP Model 20/20 digital in-car video system addresses the deficiencies of analog video technology by providing all the advantages described above while differentiating itself from competing digital systems by offering what we believe to be a superior product, at a lower price and with superior customer support. We believe the ICOP Model 20/20 offers the highest quality digital system on the market, with the following characteristics:

•	Prevention of unauthorized access and editing of video. Our proprietary compression algorithm prevents unauthorized access and editing of video.

•	In-dash system. Our ICOP Model 20/20 includes a built-in AM/FM radio and fits into the radio slot in the dashboard of the police vehicle, allowing for easier installation and maintenance and more available vehicle and trunk space.

•	Officer safety. Our ICOP Model 20/20 includes no dangling parts that could endanger the officer in the event of an accident.

•	Improved picture quality. Our ICOP Model 20/20 features full video graphics array (“VGA”) compared with 1/4 VGA used by many of our competitors, resulting in superior picture quality.

•	Easy storage and retrieval of video files. Our ICOP Model 20/20 video is downloaded from the vehicle hard drive to a server, and video can be accessed quickly and easily by ticket/case number, date/time, type of incident, vehicle number and other identifying characteristics. The video files are convertible to AVI, VHS or MPEG-2 format.

•	Additional features:

•	Continuous loop recording stores 60 seconds of pre-event recording, possibly capturing the underlying infraction that leads to a traffic stop or other event that triggers the decision to record the event;

•	High-quality wireless 900 MHz microphone, with ability to remotely activate the recorder, a range of up to 1,000 feet and an “officer HELP” button that sends an alert to dispatch, with GPS coordinates and vehicle identification (where compatible with other police equipment);

•	Up to three cameras per vehicle, two of which can record simultaneously, with multiple angles and zoom capabilities;

•	Password-protected files;

•	Built-in GPS, with continuous latitude/longitude display, allowing exact “marking” of event locations on every frame of video;

•	Radar equipment interface (where compatible with other police equipment);

•	Automatic indexing of video clips by date, time and event identification, office identification, racial profiling, GPS data, vehicle identification, case number and type of incident; and

•	Removable vehicle-grade hard drive.

The ICOP Model 20/20 also requires for operation an adapter (hardware used to download data from vehicle-grade hard drive) and The B.O.S.S. (Back Office System Server), an industrial-grade computer that includes the preloaded, proprietary ICOP Digital Video Management System (software to manage, store, copy and burn events onto DVD, CD, or VHS tape – or create instant reports).

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

The two-camera ICOP Model 20/20 is priced at $4,700 per unit with volume discounts available for purchases of five or more units. The B.O.S.S. server is priced according to the storage requirements of the law enforcement agency ($4,000 and up), the ICOP Video Management System (software that manages the video files on the server) is priced at $1,500, adapter hardware used to download data from the hard drive is priced at $300, and a label maker for printing labels for DVDs is priced at $150. Optional equipment includes an additional 20GB removable vehicle hard drive priced at $350, a Sony color camera for rear window recording priced at $450 and an additional 900 MHz wireless microphone priced at $150. We can arrange lease-to-own financing of the purchase and installation of the ICOP Model 20/20 through tax-exempt municipal leases which are available to certain qualified governmental entities. We provide a one-year parts and labor warranty on the ICOP Model 20/20, with extended warranties available.

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

We continue to enhance the features and performance of the ICOP Model 20/20 while exploring new applications of the ICOP Model 20/20 specifically and video surveillance technology in general. We believe that our future success depends in large part on investing in research and development to enhance our ability to:

•	identify and respond to emerging technological trends in related markets;

•	improve our ICOP Model 20/20 by adding features and functionality that our customers want.

•	develop solutions to customers’ changing needs; and

•	develop new video solutions for public and private security

Currently video surveillance systems are undergoing a transition from analog to digital in many industries The demand for video surveillance system today is being driven primarily by the replacement of analog equipment with digital equipment. Digital technology enables audio-video data compression that minimizes transmission bandwidth and storage requirements and permits security cameras to operate on standard data networks without the expense of bulky coaxial cables.

An “intelligent” or “smart” camera has all the needed functionality built into the unit and does not require a separate computer to operate. We are currently in the early stages of investigating the development of an intelligent camera which could continuously monitor at-risk sites such as airports, borders, seaports, utilities and private industry facilities. Using proprietary intelligent cameras and surveillance image-analyzing software together with a standard cellular phone network, we believe the system could provide a comprehensive view of a defined area, centrally monitor contracted sites 24/7 in real time and detect threats and issue warnings when there is an intrusion. The technology is being developed for us to design a system capable of detecting motions and distinguishing naturally occurring movements, such as leaves waving in the wind, from that of a human being. With this automated monitoring and recognition of possibly hostile intruders, large areas could be efficiently monitored with minimal human involvement.

We expect ICOP’s intelligent camera, as contemplated, to have the following benefits over existing analog technology:

•	reduced security costs;

•	web-based functionality;

•	fewer images to archive reducing storage requirements;

•	high-compression ratio for storage of high-resolution images, resulting in high integrity of data, high speed data transmission and lower storage requirements;

•	faster searches through recorded information;

•	lower bandwidth to support networked cameras;

•	advanced capabilities such as motion detection and stabilization, with encryption;

•	design flexibility for development of products for multiple applications sold at multiple price points;

•	reduction of human error and human oversight;

•	wired, fiber and wireless media, greatly enhancing expandability; and

•	capability of providing “intelligent” responses/alerts based on motion detection information;

Sales and Marketing

We are currently marketing the ICOP Model 20/20 primarily to law enforcement agencies. However, ICOP has begun working on other applications for mobile video including fire trucks, emergency medical technician (EMT) vehicles, school and public buses, trains, planes, military, border patrol vehicles and taxi cabs.

There are more than 440,000 police vehicles currently in service in the U.S., and approximately 70,000 new vehicles are leased or purchased by law enforcement agencies each year. At an average selling price of at least $5,000 for the ICOP Model 20/20 and related equipment, there is an estimated potential market of over $2 billion for law enforcement vehicles in the U.S. alone.

In 2004, approximately 38% of local law enforcement and 72% of state highway patrol vehicles had VHS (analog) in-car video systems. According to the International Association of Chiefs of Police (IACP), 48% of law enforcement vehicles utilized in-car video in 2005, representing a significant increase over 2004. The vast majority of these systems are VHS, though they are gradually being replaced with digital systems. Warranties on these VHS systems have expired or will soon expire, and the systems will increasingly need service and will eventually need to be replaced. The market began transitioning to digital surveillance systems in 2004.

We market the ICOP Model 20/20 directly to all levels of city, county, state and federal law enforcement agencies. Our marketing efforts include advertising in police magazines, direct mailings to law enforcement agencies and participation in industry trade shows, conferences and seminars. In addition to our full-time inside sales and regional sales staff, we plan to establish a national “Officer Sales Team” consisting of police officers across the country who will call on local police departments, typically within a 500-mile radius of their homes; these officers will be part-time independent contractors. We also are expanding our user-friendly website to facilitate sharing of digital video files for training purposes, provide password-protected access to the site to obtain software updates and allow real time, 24/7 communication with technical support personnel. ICOP has begun releasing electronic press kits to television stations in communities where the ICOP Model 20/20 has been installed. This is done to raise awareness of ICOP, which has a proven deterrent effect.

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

ICOP’s primary focus is on development in the U.S. market and in Canada via the ICOP Sales Team and distributors. We are expanding into other markets abroad, such as Australia and the Middle East, where we currently have distributors.

Competition

The law enforcement market and specifically the in-car video market are highly competitive. Digital in-car video is a quickly evolving technology, and the market is growing rapidly as the new technology is gaining widespread acceptance, new patrol cars are being purchased or leased and outdated analog video systems are being replaced by digital systems.

Most major in-car video manufacturers are in the process of developing, or have developed, digital video technology, and many have already introduced and sold digital units to law enforcement agencies. We have three major competitors – Mobile-Vision, Inc., International Police Technologies, Inc. and Kustom Signals – and many other competitors who sell or may in the future sell in-car video systems to law enforcement agencies.

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

We believe that our innovative product design and our proprietary compression technology make the ICOP Model 20/20 superior in quality to other products. While we believe that existing wireless uploading technology needs to improve before it can be successfully used in in-car systems, some law enforcement agencies are attracted to this new technology, which we currently do not offer. However, we are developing a new unit which will deliver this capability in a superior fashion, in addition to live streaming video.

The market for digital in-car video systems for police and other first responder vehicles is expected to grow rapidly over the next five years, as more cars are equipped with video surveillance and as upgrades to digital are made. We feel we are positioned to become a leader in this market based on what we believe to be the superiority of our innovative product and its attractive price.

Manufacturing and Suppliers

We entered into a development and manufacturing agreement dated February 10, 2005 with Tietech Co., Ltd., a Japanese company with ISO 9001 certification, pursuant to which Tietech has exclusive rights to manufacture the ICOP Model 20/20. We owe 22 million Japanese yen (approximately $187,200 as of March 15, 2006) to Tietech for non-recurring engineering work incurred in development of the ICOP Model 20/20 which will be paid over time as units are shipped. The initial term of the agreement is 10 years.

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

Inventory Systems

Inventory warehousing and shipping are managed from our Lenexa, Kansas facility. We use standard warehousing systems to store, retrieve, monitor and manage our inventory.

Intellectual Property

We have filed U.S. patent applications covering aspects of the design and methods of operating the ICOP Model 20/20. Among other things, the 29 claims, as drafted, generally describe the use of a digital recording device in an integrated and synchronized surveillance system able to record data from cameras, microphones and global positioning system equipment, with the recording media housed in a driver accessible console opening originally manufactured into the vehicle, such as a car radio slot. The claims also are drafted to cover particular features and capabilities of the ICOP Model 20/20, such as the system’s in-dash recorder, back-end searchable database and event “marking” capability. We also have secured trademarks for “ICOP,” “ICOP Digital” and the stylistic use of our logo We intend to continue to seek formal intellectual property protections to protect our technologies, processes and designs. We also use confidentiality agreements with employees and key suppliers to ensure the confidentiality of our trade secrets.

Employees

As of March 15, 2006, we had thirty-one full-time employees including six in management and administration, thirteen in sales and marketing and twelve in engineering.

Item 2.	Description of Property.

Our offices are located in approximately 12,800 square feet of leased office and warehouse space in Lenexa, Kansas. Our lease is for five years through June 30, 2010 at a cost of $15,000 per month plus taxes and insurance.

Item 3.	Legal Proceedings.

We do not know of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market and Price Ranges of Common Stock

Since July 12, 2005, our common stock and certain of our warrants have traded on the NASDAQ Capital Market and NYSE Arca Market under the symbols “ICOP” and “ICOPW.” Prior to that date our common stock traded on the OTC BB under the symbol “VXPL” and then under the symbol “ICPD.OB” until March 16, 2005. The first reported trading occurred on October 18, 2004. Below are the price ranges of our common stock, adjusted for a 1-for-10 share reverse split effective March 10, 2005.

	HIGH	LOW
2004
Fourth Quarter (from October 18, 2004)	$20.00	$5.10
2005
First Quarter	$8.20	$5.10
Second Quarter	5.00	3.15
Third Quarter	5.20	3.30
Fourth Quarter	8.22	4.25

The last reported sale price of our common stock on the Nasdaq Capital Market and NYSE Arca Market on March 15, 2006 was $5.70 per share. According to the records of our transfer agent, there were approximately 300 holders of record of our common stock as of March 15, 2006.

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

Equity Compensation Plans

Please refer to Item 11.

Recent Sales of Unregistered Securities

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

In December 2005, pursuant to an exemption under Regulation D of the Securities Act, we issued 650,000 shares of our common stock and 227,500 warrants to purchase common stock to 32 accredited investors for an aggregate price of $3,848,000. A registration statement under the Securities Act covering these shares and warrants was subsequently filed and became effective in January 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

We are an early stage company, and the first sales of our ICOP Model 20/20 occurred in December 2004. We exited the development stage in June 2005 when we recorded substantial sales of production recording equipment. We accumulated approximately $1.8 million in revenue and $709,000 in gross profit during the year ended December 31, 2005. Our operating loss for 2005 was reduced to $2.82 million from $2.85 million in 2004 as we significantly increased our sales and marketing activities in 2005. Our net loss of $2.90 million in 2005 was higher than the $2.39 million loss in 2004 primarily because 2004 included an unusual gain from a restructure of trade debt. Our plan of operation for 2006 is to continue to expand our sales, marketing, product promotion and development activities to leverage what we believe to be our advantages in technology and pricing using the funding that we have in place.

In July 2005, we completed an underwritten public offering of units of common stock and warrants to purchase common stock (the “public offering”) that provided gross proceeds of the offering of approximately $12 million. In December 2005, we completed a private offering of units of common stock and warrants for the purchase of common stock that provided additional gross proceeds of approximately $4 million. We anticipate that our current resources and our present increased level of personnel will be adequate to achieve profitable operations in the coming twelve months.

We entered into a manufacturing agreement on February 10, 2005 with a Japanese company to produce a minimum of 10,000 ICOP Model 20/20 units through December 31, 2008. Through December 31, 2005, we received 1,500 units from this manufacturer. Under this agreement, the manufacturer is responsible for purchasing the components and manufacturing the units, and we pay for the units when shipped. The agreement requires that we place letters of credit under which payment is made when the units are shipped. At December 31, 2005, we had an additional 1,000 units on order that were included under letters of credit. We have expanded our sales staff and are currently marketing the ICOP Model 20/20 to law enforcement agencies.

Over the coming year, we expect to spend approximately $1.5 million on research and development to develop new products, including the ICOP camera. We do not expect major additional purchases of plant and equipment during that period due to our contract manufacturing arrangements. We believe that the expanded facilities we moved into in July 2005 will allow adequate expansion of engineering, sales, technical support and shipping activities over the coming year.

We do not plan to increase our administrative staff substantially in the near term, since the manufacturing of the ICOP Model 20/20 is handled by a third party. We have increased our sales staff in 2006 and may further increase our sales and marketing staff, engineering and tech support staff as sales increase.

The timing of additional activities and the development of other markets and products depend on the speed with which we penetrate the law enforcement and other first responder markets. Additionally, while it is not likely, we may consider manufacturing our own products once the process is substantially automated and should we determine that we can do so cost effectively.

Equity-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement 123R, “Share-Based Payment.” It addresses transactions in which an entity obtains employee services in share-based payment transactions. Share-based payment transactions include stock options. This Statement is effective for the Company on January 1, 2006. Prior to January 1, 2006, the Company accounted for employee services in share-based payment transactions under the intrinsic method. Under the intrinsic method, if the stock option is at the money or out of the money, no expense is recorded. After January 1, 2006, the Company will apply the fair value method. Under the fair value method, stock options will be expensed. Statement 123 will apply to stock options granted prior to January 1, 2006 only if a previous award was modified, repurchased or cancelled after the implementation date.

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

In connection with the preparation of this Annual Report on Form 10-KSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

Our executive officers, directors and key employees, and certain information about them, including their ages as of March 15, 2006, are as follows:

Name	Age	Position
Charles A. Ross, Sr.	65	Chairman of the Board
David C. Owen	67	President, Chief Executive Officer and Director
Laura E. Owen	48	Chief Operating Officer, Vice President and Corporate Secretary
John C. Garrison	54	Chief Financial Officer and Treasurer
L. Derrick Ashcroft	77	Director
Noel Koch	67	Director
Roger L. Mason	53	Director
Steven E. Hathaway	53	Director of Engineering
Kevin McDugle	38	Director of National Sales

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

Board Classifications and Committees

Our Board of Directors is divided into three classes as nearly equal in number as possible. Each year the stockholders elect the members of one of the three classes to three-year terms of office. Currently, Mr. Owen and Mr. Koch serve as Class A directors, whose terms expire in 2008, Mr. Ross and Mr. Ashcroft serve as Class B directors, whose terms expire in 2007, and Mr. Mason serves as a Class C director, whose term expires in 2006.

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

Director Compensation

In March 2005, each of our non-employee directors received an option to purchase 5,000 shares of common stock for service on the Board and an option to purchase an additional 2,500 shares for service as Chairman of the Board and for each Board committee chaired. In November 2005, each member of the Audit Committee received a warrant to purchase 5,000 shares of common stock as additional compensation for their service on that committee. In the future, we plan to grant to each of our non-employee directors an option to purchase 2,500 shares of common stock at each annual meeting of stockholders at which the director is re-elected or continues to serve as a director for the ensuing year. Non-employee directors also receive $500 for each quarterly Board meeting attended in person, together with reimbursement of expenses incurred to attend the meeting and $250 for each Board meeting attended telephonically.

Code of Ethics

We have adopted a code of ethics that applies to our officers (including our principal executive, financial and accounting officers), directors, employees and consultants. The text of our code of ethics is available on our website at www.icop.com. If disclosure of an amendment or waiver to our code of ethics is required under Form 8-K, we intend to satisfy such disclosure requirement by timely filing a Form 8-K or by posting such information on our website.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and our other most highly compensated executive officers during fiscal year 2005 (the “Named Executive Officers”) for services rendered to ICOP in all capacities for the last three fiscal years, but is limited to executive officers other than our Chief Executive Officers who earned more than $100,000 in total compensation during the last fiscal year.

		Long-Term Compensation
		Annual Compensation		Awards
Name and Principal Position	Fiscal Year	Salary		Securities Underlying Options/SARs	All Other Comp.
		($)		(#)	($)
David C. Owen, President and Chief Executive Officer	2005	119,792		250,000	18,923	(1)
	2004	149,047	(2)	50,000	11,806	(3)
	2003	58,564		0	0
Laura E. Owen, Corporate Secretary and Chief Operating Officer	2005	119,792		150,000	13,369	(4)
	2004	119,568	(5)	25,000	10,869	(6)
	2003	47,654		0	0

(1)	Includes paid auto allowance and auto expense of $18,923 and 401(k) contribution of $3,594.

(2)	Includes paid salary of $40,506 and unpaid salary of $108,541.

(3)	Includes paid auto allowance of $1,275, unpaid auto allowance of $6,375, a $900 401(k) matching payment and deferred 401(k) matching contribution of $3,256.

(4)	Includes paid auto allowance of $9,775 and 401(k) contribution of $3,594.

(5)	Includes paid salary of $42,276 and unpaid salary of $77,292.

(6)	Includes paid auto allowance of $1,700, unpaid auto allowance of $5,950, a $900 401(k) matching payment and deferred 401(k) matching contribution of $2,319.

Option Grants in Last Fiscal Year

Option Grants in Fiscal Year 2005 (Individual Grants)

Name and Principal Position	Number of Securities Underlying Options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration Date
David C. Owen (President and CEO)	250,000	57.5%	$6.33	Dec. 31, 2015
Laura E. Owen (Corporate Secretary and COO)	150,000	34.5%	$6.19	Dec. 31, 2015

Option Exercises and Holdings

The following table sets forth, as to those Named Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005, and the number of shares of common stock received upon exercise of options during the last fiscal year.

Aggregated Option Exercises in Fiscal Year 2005

and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2005 (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at December 31, 2005 ($) Exercisable/Unexercisable
	(#)	($)
David C. Owen	0	0	100,000 / 200,000	130,500 / 0
Laura E. Owen	0	0	87,500 / 100,000	99,000 / 0

Employment Agreements

Charles A. Ross, Sr., our Chairman, had an annual salary pursuant to his Executive Employment Agreement of $60,000 beginning on March 24, 2003. Effective January 1, 2004, the annual compensation increased to $90,000. Mr. Ross entered into a new Executive Employment Agreement on April 1, 2004 which provides for annual compensation of $180,000. On October 20, 2004, Mr. Ross voluntarily terminated his employment agreement effective July 22, 2004, the date he resigned as CEO of the Company, and he will not be paid any compensation for work performed after that date. Mr. Ross had accrued $41,000 in unpaid salary which was paid in July 2005.

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

Set forth below is information regarding the beneficial ownership of our common stock, as of March 15, 2006 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares of common stock to be received upon conversion of preferred stock, or subject to options or warrants currently exercisable or exercisable on or before May 15, 2006, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner(1)	No. of Shares Beneficially Owned		%
David C. Owen	749,900	(2)	12.5%
Laura E. Owen	749,900	(2)	12.5%
Charles A. Ross, Sr.	107,500	(3)	2.0%
Roger L. Mason	72,500	(4)	1.3%
L. Derrick Ashcroft	12,500	(5)	*
Noel Koch	12,500	(5)	*
All directors and officers as a group (seven)(6)	971,900		15.8%

*	Less than 1%

(1)	The address of all persons named in this table is: c/o ICOP Digital, Inc., 16801 W. 116th Street, Lenexa, KS 66219.

(2)	Includes the following securities beneficially owned by Mr. Owen and Ms. Owen: 40,000 shares of common stock held by David & Laura Owen Trust under a trust dated 6/4/97; 60,400 shares of common stock held by Owen Enterprises, LLC; 25,000 shares of common stock held by Owen & Associates, Inc. Profit Sharing Plan; 5,000 shares of common stock held by DBM, LP (of which Mr. and Ms. Owen are general partners); 5,000 shares of common stock held by Emerson B. Wells, LP (of which Mr. and Ms. Owen are general partners); 25,000 shares of common stock held by MDN, LP (of which Mr. and Ms. Owen are general partners); 2,000 shares of common stock held by Ms. Owen; options held by Owen Enterprises, LLC to purchase 100,000 shares of common stock; options held by Mr. Owen to purchase 300,000 shares of common stock; and options held by Ms. Owen to purchase 187,500 shares of common stock.

(3)	Includes options to purchase 7,500 shares of common stock.

(4)	Includes options and warrants to purchase 12,500 shares of common stock.

(5)	Includes options and warrants to purchase 12,500 shares of common stock.

(6)	Includes options to purchase 630,000 shares of common stock.

Stock Option Plan

In June 2002, the Board of Directors and stockholders of ICOP Nevada approved that company’s 2002 Stock Option Plan (the “2002 Plan”). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to employees, officers and consultants of ICOP Nevada. Initially, 500,000 shares of ICOP Nevada common stock were reserved for issuance under the 2002 Plan; however, the number of shares reserved automatically increased, and will continue to increase on each anniversary of the 2002 Plan, by an amount equal to 0.5% of the then issued and outstanding shares of ICOP Nevada common stock. When we acquired ICOP Nevada in January 2004, any rights to acquire ICOP Nevada common stock under the 2002 Plan were converted so as to permit acquisition of our common stock instead. In November 2005, the Board of Directors voted to increase shares available under the plan by 1,500,000, subject to shareholder approval at the next annual meeting.

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

The 2002 Plan requires that no more than 300,000 shares be issued in connection with the exercise of incentive stock options under the 2002 Plan. As of March 15, 2006, there were outstanding options to purchase 695,000 shares of common stock under the 2002 Plan, all of which were non-qualified.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($/sh)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	390,000	$8.86	132,532
Equity compensation plans not approved by security holders	300,000	$6.54	1,200,000

Total	690,000	$7.86	1,332,532

Item 12.	Certain Relationships and Related Transactions

Transactions Involving Directors

We borrowed $100,000 from a limited liability company managed and co-owned by David C. Owen, our CEO and a director in January 2004. The related note payable accrued no interest and was due and payable on demand. We repaid $40,000 in 2004 and $60,000 in 2005. In connection with consulting services, we granted options to the entity to purchase 100,000 shares of our common stock. These options may be exercised until December 31, 2012 and have an exercise price of $10.00 per share.

In January 2004, we borrowed $100,000 from the wife of Charles A. Ross, Sr., our Chairman. The related note payable accrued no interest and was due and payable on demand. We repaid $70,000 in 2004 and $30,000 in 2005. In October 2004, we borrowed $9,000 from Mr. Ross which was repaid in February 2005 without interest.

In January 2004, we purchased furniture from a limited liability company managed and co-owned by Mr. Owen for $50,066 pursuant to a note that accrued no interest and was due and payable on demand. We repaid $25,000 in 2004 and $25,066 in 2005.

In April 2005, Roger Mason loaned $300,000 to the Company to accelerate manufacturing of inventory. This note was repaid in July 2005 including interest accrued at approximately 8% per annum.

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

Item 13.	Exhibits.

(a) The following exhibits are furnished as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.2	Form of Redeemable Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.3	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.4	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.6	Form of Warrant Agreement between the Registrant and Computershare Trust Company, Inc. and Form of Warrant, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.7	Form of Purchase Warrant to placement agent (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.8	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.9	Form of Warrant issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.10	Form of Warrant issued to Lou Anemone (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.11	Form of Warrant issued to independent directors (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.12	Form of Securities Purchase Agreement, Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Form 8-K current report filed December 9, 2005)

4.13	Warrant issued to Investor Awareness, Inc. dated March 7, 2005 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.1	2002 Stock Option Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.2	Software Decode License Agreement dated as of January 7, 2005 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.3	Memorandum of Understanding between the Registrant and TriSquare Communications (Hong Kong) Co., Ltd., dated as of February 11, 2004 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.4	Development and Manufacturing Agreement between the Registrant and Tietech Co., Ltd., dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.5	Form of Convertible Bridge Loan Purchase and Investor Subscription Agreement (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.6	Form of Promissory Note associated with $2.2 million bridge loan (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.7	Form of Warrant associated with $2.2 million bridge loan (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.8	Form of Security Agreement associated with Promissory Notes and Warrants associated with $2.2 million bridge loan (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.9	Promissory Note dated April 7, 2005 to Roger L. Mason (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.10	Commercial Lease Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.11	Promissory Note dated June 30, 2005 to Paulson Investment Company, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K filed July 1, 2005)

10.12	Line of Credit Note dated June 23, 2005 to Frontier Bank (incorporated by reference to Exhibit 99.1 to the Form 8-K filed July 1, 2005)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CTR	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

Item 14.	Principal Accountant Fees and Services

	2004	2005
1) Audit fees	$28,789	$16,760
2) Audit related fees	0	22,280
3) Tax fees	0	0
4) All other fees	0	0

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is detailed as to the scope and fees to be associated with the services. The Audit Committee may delegate pre-approval authority to one or more of its independent members. Such member must report any decisions to the Audit Committee at the Committee’s regularly scheduled meetings.

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

Signature	Title	Date

/s/ Charles A. Ross, Sr.	Director	March 24, 2006
Charles A. Ross, Sr.

/s/ David C. Owen	Director (Principal Executive Officer)	March 24, 2006
David C. Owen

/s/ Roger L. Mason	Director	March 24, 2006
Roger L. Mason

/s/ John C. Garrison	Chief Financial Officer (Principal Accounting and Financial Officer)	March 24, 2006
John C. Garrison

/s/ L. Derrick Ashcroft	Director	March 24, 2006
L. Derrick Ashcroft

/s/ Noel Koch	Director	March 24, 2006
Noel Koch

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICOP Digital, Inc.

We have audited the accompanying balance sheet of ICOP Digital, Inc. as of December 31, 2005, and the related statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOP Digital, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP

Englewood, Colorado

March 23, 2006

ICOP DIGITAL, INC.

BALANCE SHEET

DECEMBER 31, 2005

Assets
Current assets:
Cash	$2,734,458
Cash, restricted (Note 1)	2,494,585
Accounts receivable, net	470,094
Finished goods inventory, at cost	3,562,217
Prepaid expenses	92,407

Total current assets	9,353,761
Property and equipment, less accumulated depreciation of $123,279 (Note 4)	602,107
Other assets:
Deferred patent costs	61,480
Security deposit	15,000

$10,032,348

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$471,726
Accrued liabilities	221,974
Unearned revenue	29,325
Current maturities of long-term debt (Note 5)	28,262

Total current liabilities	751,287
Long-term debt, net of current maturities (Note 5)	76,651

Total liabilities	827,938

Shareholders’ equity (Note 7):
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 5,478,182 shares issued and outstanding	19,303,683
Accumulated other comprehensive income (loss), net of tax	71,695
Retained deficit	(10,170,968)

Total shareholders’ equity	9,204,410

$10,032,348

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
Sales, net of returns and allowances	$1,760,421	$50,657
Cost of sales	1,051,570	31,755

Gross profit	708,851	18,902

Operating expenses:
Debt issue expense (Note 5)	470,000	—
Selling, general and administrative	2,259,176	1,528,564
Research and development	796,082	941,111
Settlement of dispute (Note 7)	—	400,000

Total operating expenses	3,525,258	2,869,675

Loss from operations	(2,816,407)	(2,850,773)

Other income (expense):
Realized loss on foreign currency translation	(26,909)	—
Unusual item:
Gain on restructure of trade debt (Note 9)	—	471,707
Interest income	52,752	—
Interest expense	(107,234)	(13,447)

Loss before income taxes	(2,897,798)	(2,392,513)
Income tax provision (Note 6)	—	—

Net loss	$(2,897,798)	$(2,392,513)

Net loss available to common shareholders after beneficial conversion feature (Note 7)	$(2,897,798)	$(2,892,513)

Loss per share available to common shareholders	$(0.92)	$(1.80)

Basic and diluted weighted average common shares outstanding after consideration of reverse stock split (Note 1)	3,156,538	1,608,445

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENT OF OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2005	2004
Net loss	$(2,897,798)	$(2,392,513)
Other comprehensive income (loss), net of tax:
Foreign currency translation	189,290	(42,014)

Comprehensive loss	$(2,708,508)	$(2,434,527)

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	1,636,700	$3,221,268	$(75,581)	$(4,880,657)	$(1,734,970)
January to December 2004, shares sold in private placement offering ($10.00/share) (Note 7)	—	—	41,500	395,000	—	—	395,000
February 2003, preferred shares sold in private placement offering ($60.00/share) (Note 7)	18,333	1,099,998	—	—	—	—	1,099,998
Beneficial conversion feature included in sale of preferred stock (Note 7)	—	—	—	—	—	—	—
January and July 2004, stock issued in exercise of stock options ($10.00/share) (Note 7)	—	—	10,000	100,000	—	—	100,000
March 2004, shares returned to divest McCoy’s Lawline ($10.00/share) (Note 1)	—	—	(70,000)	(700,000)	—	—	(700,000)
December 2004, preferred stock issued in settlement of dispute (Note 7)	6,667	400,000	—	—	—	—	400,000
December 2004, stock issued in exchange for engineering agreement (Note 7)	—	—	20,000	200,000	—	—	200,000
Stock options issued in exchange for services provided (Note 7)	—	—	—	5,000	—	—	5,000
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(42,014)	—	(42,014)
Net loss for the year ended December 31, 2004	—	—	—	—	—	(2,392,513)	(2,392,513)

Balance at December 31, 2004	25,000	1,499,998	1,638,200	3,221,268	(117,595)	(7,273,170)	(2,669,499)

Fair value of warrants issued in bridge loans (Note 7)	—	—	—	470,000	—	—	470,000
July 2005, secondary offering of common stock and warrants, net of offering costs of $888,971 (Note 7)	—	—	2,990,000	10,580,667	—	—	10,580,667
Conversion of preferred stock to common stock (Note 7)	(25,000)	(1,499,998)	199,982	1,499,998	—	—	—
Fair value of warrants issued for public relations services (Note 7)	—	—	—	32,000	—	—	32,000
December 2005, private offering of common stock and warrants, net of offering costs of $134,854 (Note 7)	—	—	650,000	3,499,750	—	—	3,499,750
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	189,290	—	189,290
Net loss for the year ended December 31, 2005	—	—	—	—	—	(2,897,798)	(2,897,798)

Balance at December 31, 2005	—	$—	5,478,182	$19,303,683	$71,695	$(10,170,968)	$9,204,410

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,897,798)	$(2,392,513)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	85,099	28,320
Book value of equipment retired	—	1,734
Stock-based compensation (Notes 1 and 7)	470,000	200,000
Stock options issued	32,000	5,000
Preferred stock issued to settle dispute	—	400,000
Unrealized foreign currency reserve	139,836	—
Gain on restructured trade debt	—	(471,707)
Changes in operating liabilities:
(Increase) in accounts receivable, inventory and prepaid expenses	(4,046,970)	(72,348)
Increase in accounts payable and accrued liabilities	(1,827,562)	1,076,048

Net cash used in operating activities	(8,045,395)	(1,225,466)

Cash flows from investing activities:
Purchases of property and equipment	(529,199)	(26,678)
Deferred patent costs	—	(61,730)
Investment in Subsidiary	—	(450,000)
Deposits	(14,750)	3,000

Net cash used in investing activities	(543,949)	(535,408)

Cash flows from financing activities:
Proceeds from issuance of notes payable	3,421,308	454,000
Principal payments on notes payable	(3,737,034)	(402,662)
Proceeds from the sale of preferred stock	—	1,099,998
Proceeds from the sale of common stock	14,684,242	495,000
Payment of offering costs	(603,825)	—

Net cash provided by financing activities	13,764,691	1,646,336

Effect of currency exchange rate changes on cash	49,454	—

Net change in cash	5,224,801	(114,538)
Cash, beginning of period	4,242	118,780

Cash, end of period	$5,229,043	$4,242

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	$116,993	$6,439
Conversion of preferred stock to common stock	$1,499,998	$—

See accompanying notes to financial statements

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. (the “Company”), was incorporated in May 2002 in Nevada. In 2003, the Company went public through a shell merger. The Company designs, developments and markets an in-car video system for use in the law enforcement industry. It’s offices are located in Lenexa, Kansas. The Company emerged from the development stage in 2005.

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

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

Comprehensive Income and Loss

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” Other comprehensive gain and loss, which currently includes only foreign currency translation adjustments, is shown as a component of shareholders’ equity.

Following is an analysis of the change in cumulative translation adjustment:

Accumulated other comprehensive income (loss)
Balance at December 31, 2003	$(75,581)
Change in translation adjustment	$(42,014)
Income tax effect	$—

Balance at December 31, 2004	$(117,595)
Change in translation adjustment	$189,290
Income tax effect	$—

Balance at December 31, 2005	$71,695

There have been no material foreign currency translation rate changes since December 31, 2005.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2005.

The Company secured letters of credit with cash totalling $2,494,585 at December 31, 2005. The letters of credit relate to inventory to be purchased from the Company’s Japanese supplier. Accordingly, the $2,494,585 is classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts due from customers (law enforcement agencies) located in the US and abroad. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2005, management believes no allowance for uncollectible accounts is necessary.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, restricted cash and accounts receivable. Cash and restricted cash are deposited with high quality financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 of deposits maintained at any one financial institution. On December 31, 2005, the Company had approximately $4,478,375 in excess of insured levels, based upon bank records, at five different financial institutions. Accounts receivable are derived from revenue earned from metropolitan law enforcement agencies located in the U.S. and abroad. The Company does not require collateral from the law enforcement agencies.

Inventory

Inventory, which consists primarily of digital cameras and related hardware and software, is stated at the lower of cost or market, with costs determined using the average-cost method. The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for Company sales. The Company records a provision for obsolete or excess inventory whenever impairment has been identified.

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments of insurance, rent, maintenance and trade deposits which will be reflected as an expense during the periods benefited.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment charges have been recorded for the years ended December 31, 2005 and 2004.

Impairment of Long-lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. They assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2005 and 2004.

Recognition of Revenue and Costs of Services

Revenues consist of the sales of electronic equipment, parts and labor. Billings are rendered as the goods are shipped and recognized at the time of shipment. Direct costs of services include compensation, related payroll taxes, benefits and workers’ compensation insurance, and outsourcing costs. Costs of services are recognized at the time of shipment.

Revenue is recognized upon shipment, if the contract shipping term is FOB shipping point, and upon delivery, if the contract shipping term is FOB destination, provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured.

Costs incurred for shipping and handling are included in cost of revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Expenses

All advertising expenditures are expensed as incurred. Advertising expenses for 2005 and 2004 were $224,017 and $77,581, respectively.

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

Foreign Currency

The Company outsourced certain research and development to a Japanese firm and purchases significant amounts of product from this Japanese firm. Services and products were billed to the Company in the local currency. Liabilities in foreign currencies and cash held in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation gains and losses.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

Loss per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has incurred operating losses, therefore, there is no variance between the basic and diluted loss per share.

The weighted average number of common shares outstanding was calculated based upon post-split shares for all periods presented.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Concentrations

The Company purchased from one supplier approximately 76% and 44% of inventory during the years ended December 31, 2005 and 2004 and anticipates that approximately 55% of inventory will be purchased from this supplier in the coming year.

The Company sold substantially all of its products to law enforcement agencies in the US and abroad. Accordingly, substantially all accounts receivable at December 31, 2005 are concentrated in the law enforcement industry.

The Company’s product line is concentrated in one product; the Model 20-20 digital video recording system.

The Company is continually exposed to risks of future material loss related to torts; theft of, damage to, expropriation of, or destruction of assets; business interruption; errors or omissions; injuries to employees; or acts of God. Management has made no estimate of the actual and potential effects of losses from such risks on the Company’s historical or planned operations, including exposure to losses from claims, curtailment of research and development or manufacturing, or contraction or cessation of other activities, such as discontinuance of its product line.

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, receivables, payables, and other current liabilities at December 31, 2005 approximate fair value due to the short-term maturity of the instruments. At December 31, 2005, based on rates for similar types of debt, the fair value of notes payable was not materially different from its carrying amount.

New Accounting Standards

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company’s financial statements.

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company’s financial statements.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

SFAS No. 123(R), “Share-Based Payment,” replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have an impact on the Company’s future financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company’s financial statements.

FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities,” requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company’s financial statements.

The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments’” (“FSP”) which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Note 2: Related Party Transactions

Notes and loans payable to related parties consisted of unsecured advances made to the Company under promissory note agreements for working capital purposes and accrued interest at from 8 to 10 percent thereon. The notes payable and related interest are due on demand. $233,877 was owed to shareholders as of December 31, 2003. The Company recorded interest expense of $4,864 and $13,447 on the notes for the years ended December 31, 2005 and 2004. During the year ended December 31, 2004, the $233,877 shareholder notes were repaid including accrued interest and other shareholders advanced $304,066 to the Company under primarily non-interest bearing demand notes against which the Company repaid $165,000. During the year ended December 31, 2005, another shareholder advanced $300,000 to the Company as a demand note that accrued interest at approximately 8% per annum. All notes and loans from shareholders were repaid in 2005.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

The Company purchased furnishings and equipment totaling $50,066 from an affiliate during the year ended December 31, 2004. The prices paid were the predecessor’s depreciated cost, which the board of directors determined to represent the fair value of the property.

The Company paid automobile lease payments of $720 per month on behalf of the Chairman of the Board. Total payments related to the lease were $4,320 in 2004 before the payments were discontinued.

Note 3: Investment in Unconsolidated Subsidiary

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

Note 4: Property and Equipment

Property and equipment consisted of the following as of December 31, 2005:

Equipment	$228,135
Vehicles	180,569
Furniture	166,346
Leasehold improvements	150,336

725,386
Less: accumulated depreciation	(123,279)

$602,107

Depreciation expense was $85,099 and $28,320 for the years ended December 31, 2005 and 2004.

Note 5: Debt

Long-term debt at December 31, 2005 consisted of the following:

Notes payable in monthly installments totaling $2,712 through 2009, with interest at 8%, collateralized by vehicles	$104,913
Less: current maturities	28,262

Long-term debt	$76,651

Aggregate maturities required on long-term debt at December 31, 2005, are as follows:

2006	$28,262
2007	29,509
2008	30,839
2009	16,303

$104,913

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2004, the Company obtained a six-month unsecured note payable in the amount of $200,000, bearing interest at the rate of 10% per annum. This note was repaid in 2005 by payment of accrued interest and inclusion of principal in the bridge loan described in Note 10.

In March 2005, the Company completed the sale of $2,200,000 in secured promissory notes and related common stock warrants. These notes were sold to accredited investors and were repaid when the public offering was completed in July 2005 along with accrued interest at a rate of 8% per annum. The fair value of the included warrants, calculated using the Black Scholes Model to be $470,000, was recorded as a discount to the notes and a contribution to capital and was subsequently charged to debt issue expense.

In June 2005, the Company issued a non-interest bearing note payable to Paulson Investment Company in the amount of $600,000. This note was repaid when the public offering was completed in July 2005.

In June 2005, the Company obtained a one-year line of credit from a bank in the amount of $600,000 secured by customer purchase orders. Interest on this note is payable monthly at the rate of 2% over the bank index rate. In June 2005 the Company drew $400,000 on this line of credit and repaid the balance in August 2005. No balance was outstanding on this note at December 31, 2005.

Note 6: Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended December 31,
	2005	2004
U.S. statutory federal rate	34%	34%
State income tax rate, net of federal benefits	3%	3%
Net operating loss (NOL) for which no tax benefit is currently available	(37)%	(37)%

	0%	0%

At December 31, 2005, deferred taxes consisted of a net tax asset of $3,536,000 due to operating loss carryforwards of $9,557,000, which was fully allowed for, in the valuation allowance of $3,536,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2005 was $993,000. Net operating loss carryforwards will expire through 2025.

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

In conjunction with the registered offering of common stock completed in July 2005, all preferred stock was converted to common stock at the rate of eight common shares for each preferred share.

Common Stock

Reverse Stock Split

On February 28, 2005, the Company’s shareholders approved a reverse stock split that exchanged one new share of stock for ten existing shares effective March 10, 2005. All share amounts in the accompanying financial statements have been changed to reflect the effect of this change. The computation of basic and diluted earnings (loss) per share. has been adjusted for all periods presented to reflect such changes in the number of shares.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Issued for Cash

In 2004, the Company sold 41,500 post-split shares of its common stock for a total of $395,000. In January and July 2004, the Company also sold 10,000 post-split shares of its common stock for a total of $100,000 through the exercise of stock options granted in 2002.

In July 2005, the Company completed a registered equity offering including a total of 2,990,000 shares of common stock and warrants to purchase another 2,990,000 shares of common stock for net proceeds of approximately $10.5 million, after deducting transaction costs of approximately $1.8 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share for a period of five years. In addition the underwriter has an option to acquire 260,000 shares of common stock at a price of $4.95 per share. Each share acquired by the underwriter would be paired with a warrant to purchase another share of common stock at a price of $6.19 per share, up to a total of 260,000 shares. On completion of this offering all remaining preferred stock was converted to common stock.

In December 2005, the Company completed a private equity offering including a total of 650.000 shares of common stock and warrants to purchase another 227,500 shares of common stock for net proceeds of approximately $3.5 million, after deducting transaction costs of approximately $0.3 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share for a period of five years. In addition the underwriter has an option to acquire 65,000 shares of common stock at a price of $5.92 per share. Each share acquired by the underwriter would be paired with a warrant to purchase another .35 share of common stock at a price of $6.19 per share, up to a total of 22,750 shares.

Stock Issued for Consideration Other than Cash

In December 2004, the Company issued 20,000 shares of its common stock for engineering services. The shares were valued by the Board of Directors at $10.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. The Company recorded compensation expense in the amount of $200,000.

Stock Option Plan

The Company established a Stock Option Plan (the “Plan”) in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant (1) options to purchase common stock; (2) restricted stock awards, and (3) cash, shares of common stock or a combination of both.

Stock Issued for Consideration Other than Cash

In December 2004, the Company issued 20,000 shares of its common stock for engineering services. The shares were valued by the Board of Directors at $10.00 per share based upon contemporaneous sales of stock for cash to unrelated third parties. The Company recorded compensation expense in the amount of $200,000.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Warrants granted to non-employees, accounted for under the fair value method

On February 1, 2005, the Company granted bridge lenders warrants to purchase an aggregate of 400,000 post-split shares of the Company’s common stock at an exercise price of $4.13 per share. The warrants vested immediately and expire on January 31, 2010. The market price of the stock was $4.00 per share on the grant date. The Company valued the warrants at $1.176 per share, or $470,000, which was recorded as debt issue expense in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.43%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	3.75 years

Options granted to non-employees, accounted for under the fair value method

On April 27, 2004, the Company granted a consultant options to purchase an aggregate of 5,000 post-split shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested immediately and expire on December 31, 2007. The market price of the stock was $10.00 per share on the grant date. The Company valued the options at $.50 per share, or $2,500, which was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2004.

On August 12, 2004, the Company granted a consultant options to purchase an aggregate of 5,000 post-split shares of the Company’s common stock at an exercise price of $10.00 per share. All of the options vested on the date of grant. The options expire on December 31, 2008. The market price of the stock was $10.00 per share on the grant date. The Company valued the options at $.50 per share, or $2,500, which was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2004.

On March 8, 2005, the Company granted a consultant options to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested on the date of grant. The options expire on September 30, 2006. On March 8, 2005 the quoted market price of the stock was $7.40 per share. The Company valued the options at $.40 per share, or $2,000, in accordance with SFAS 123, which was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.23%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	1.13 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

In connection with the registered equity offering in July 2005, the Company granted underwriters options to purchase an aggregate of 260,000 shares of the Company’s common stock at an exercise price of $4.95 per share. The options vested immediately and expire on November 30, 2010. The quoted market price of the stock was $4.13 per share on the date of grant. The Company valued the options at $1.23 per share, or $321,000, in accordance with SFAS 123. All $321,000 was recorded as stock offering costs in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.84%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	5 years

On September 28, 2005, the Company granted a consultant options to purchase an aggregate of 25,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The options vested within one year. The options expire on December 31, 2007. The quoted market price of the stock was $4.55 per share on the date of grant. The Company valued the options at $.20 per share, or $5,000, in accordance with SFAS 123. Stock-based compensation of $5,000 was recorded in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.95%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	1.69 years

On November 20, 2005, the Company granted a consultant options to purchase an aggregate of 25,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The options vested immediately and expire on December 31, 2009. On November 20, 2005 the quoted market price of the stock was $5.60 per share. The Company valued the options at $1.00 per share, or $25,000, in accordance with SFAS 123. All $25,000 was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.40%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	3 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

In connection with the private equity offering in December 2005, the Company granted underwriters options to purchase an aggregate of 65,000 shares of the Company’s common stock at an exercise price of $5.92 per share. The options vested immediately and expire on June 30, 2010. On December 1, 2005, the quoted market price of the stock was $4.93 per share. The Company valued the options at $1.52 per share, or $99,000, in accordance with SFAS 123. All $99,000 was recorded as stock offering costs in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.45%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	5 years

Options granted to employees, accounted for under the intrinsic value method

On April 27, 2004, the Company granted an employee options to purchase an aggregate of 25,000 post-split shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested immediately and expire on April 26, 2009. The market price of the stock was $10.00 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $0.96 per share, or $24,000, and is included in the pro forma schedule presented below.

On July 21, 2004, the Company extended the term of an employee’s options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options were vested immediately and expire on December 31, 2012. The market price of the stock was $10.00 per share on the extension date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $0.89 per share, or $89,000, and is included in the pro forma schedule presented below.

On August 2, 2004, the Company granted an employee options to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested immediately and expire on December 31, 2008. The market price of the stock was $10.00 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $0.80 per share, or $4,000, and is included in the pro forma schedule presented below.

On October 29, 2004, the Company granted an employee options to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested immediately and expire on December 31, 2012. The market price of the stock was $10.00 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $1.50 per share, or $75,000, and is included in the pro forma schedule presented below.

An option for 5,000 post-split shares was cancelled in 2004 when released by the holder.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

On January 5, 2005, the Company granted two employees options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $5.50 per share. The options vested immediately and expire on December 31, 2014. The quoted market price of the stock was $5.50 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $2.50 per share, or $250,000, and is included in the pro forma schedule presented below.

On February 4, 2005, the Company granted one officer and three employees options to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested 20% immediately and 20% per year over the following four years. The options expire on December 31, 2009. The quoted market price of the stock was $6.40 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $0.97 per share, or $34,000, and is included in the pro forma schedule presented below.

On March 21, 2005, the Company granted four employee/directors options to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested immediately and expire on December 31, 2009. The quoted market price of the stock was $6.80 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $1.13 per share, or $34,000, and is included in the pro forma schedule presented below.

On November 20, 2005, the Company granted two employees options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $6.54 per share. The options vested immediately and expire on December 31, 2015. The quoted market price of the stock was $5.60 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $2.32 per share, or $696,000, and is included in the pro forma schedule presented below.

On November 20, 2005, the Company granted three employee/directors options to purchase an aggregate of 15,000 shares of the Company’s common stock at an exercise price of $6.54 per share. The options vested immediately and expire on December 31, 2010. The quoted market price of the stock was $5.60 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $1.27 per share, or $19,000, and is included in the pro forma schedule presented below.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Had compensation expense been recorded based on the fair value at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share to common shareholders would have increased to the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004
Net loss, as reported	$(2,897,798)	$(2,892,513)
Decrease due to:
Employee stock options	(1,006,000)	(188,000)

Pro forma net loss	$(3,903,798)	$(3,080,513)

As reported:
Net loss per share - basic and diluted	$(0.92)	$(1.80)

Pro Forma:
Net loss per share - basic and diluted	$(1.24)	$(1.92)

The following schedule reflects the calculation of the pro forma compensation expense on employee stock options:

Date of Grant	Number of Options Granted	Total Fair Value	Options Vested Through December 31, 2005	Fair Value Incurred Through December 31, 2005
04/27/04	25,000	$24,000	25,000	$24,000
07/21/04	100,000	89,000	100,000	89,000
08/02/04	5,000	4,000	5,000	4,000
10/29/04	50,000	75,000	50,000	75,000
Canceled	(5,000)	(4,000)	(5,000)	(4,000)
01/05/05	100,000	250,000	100,000	250,000
02/04/05	35,000	34,000	7,000	7,000
03/21/05	30,000	34,000	30,000	34,000
11/20/05	315,000	715,000	315,000	715,000

	655,000	$1,221,000	627,000	$1,194,000

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Following is a schedule of changes in common stock options and warrants for the two year period ended December 31, 2005:

	Awards Outstanding		Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	Total	Exercisable
Outstanding at January 1, 2004	250,000	250,000	$10.00	$10.00	3.00 years
Granted	290,000	290,000	$10.00 - $18.00	$14.10	5.02 years
Exercised	(10,000)	(10,000)	—	$—	N/A
Cancelled/Expired	(100,000)	(100,000)	—	$—	N/A

Outstanding at December 31, 2004	430,000	430,000	$10.00-$18.00	$13.72	4.51 years
Granted	4,477,500	4,434,500	$4.13 - $10.00	$6.01	4.93 years
Vested	—	—	—	$—	N/A
Exercised	—	—	—	$—	N/A
Cancelled/Expired	—	—	—	$—	N/A

Outstanding at December 31, 2005	4,907,500	4,864,500	$4.13 - $18.00	$6.69	4.86 years

Common stock awards consisted of the following options and warrants for the two year period from January 1, 2004 through December 31, 2005:

Description	Options	Warrants	Total Awards
Outstanding at January 1, 2004	250,000	—	250,000
Granted	90,000	200,000	290,000
Exercised	(10,000)	—	(10,000)
Cancelled/Expired	(100,000)	—	(100,000)

Outstanding at December 31, 2004	230,000	200,000	430,000
Granted	860,000	3,617,500	4,477,500
Exercised	—	—	—
Cancelled/Expired	—	—	—

Outstanding at December 31, 2005	1,090,000	3,817,500	4,907,500

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8: Commitments

Operating Lease Arrangements

The Company leases office space in Lenexa, Kansas under an operating lease expiring in 2010. Future minimum payments due under the noncancelable lease are as follows:

Year ending December 31:
2006	$176,000
2007	176,000
2008	176,000
2009	176,000
2010	88,000

$792,000

Rent expense was $165,106 and $99,343for the years ended December 31, 2005 and 2004, respectively.

Royalty Payments

The Company agreed to pay a royalty payment of $100 per unit for the first 1,000 in-car video units sold and has agreed to pay a royalty of $20 per unit for all video units sold using a specific portion of current software.

401(k) Retirement Savings Plan

During 2005, the Company adopted a retirement savings plan intended to comply with Section 40l(k) of the Internal Revenue Code of 1986. Effective January 1, 2004 all employees are eligible to participate in the plan after one year of service and attainment of age twenty-one. In general, amounts held in a participant’s account are not distributable until the participant terminates employment with the Company, reaches age 59 1/2, dies or becomes permanently disabled.

Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Company makes “safe harbor” matching contributions of three percent of compensation for all eligible employees. Each participant is 100% vested at all times in employee and employer “safe harbor” contributions. The Company’s matching contributions to the 40l(k) plan were $17,696 and $6,183 in 2005 and 2004, respectively.

Note 9: Gain on Restructure of Trade Debt

In June 2004, the Company negotiated a reduction of $471,707 in the amount it had been billed by a contractor in 2003 for research and development costs. A gain of $471,707 is reflected in the Statement of Operations for the year ended December 31, 2004.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10: Subsequent Events

In January 2006, the Company extended a bank line of credit to $2,500,000, secured by contract rights, accounts receivable, inventory and general intangibles. The line is annually renewable for three years and accrues interest at one half percent over the Wall Street Journal Prime Lending Rate.