Form 10QSB
period 2006-03-31
ICOP DIGITAL, INC
filed 2006-05-11
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27321

ICOP Digital, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1493152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16801 W. 116th Street, Lenexa, Kansas 66219

(Address of principal executive offices)

(913) 338-5550

(Issuer’s telephone number)

N.A.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

The issuer had 5,500,980 shares of its common stock issued and outstanding as of April 23, 2006, the latest practicable date before the filing of this report.

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

Item 1.	Financial Statements

ICOP DIGITAL, INC.

Balance Sheet (Unaudited)

March 31, 2006
Assets
Current Assets
Cash	$2,042,818
Cash, restricted	2,641,410
Accounts receivable, net	629,641
Finished goods inventory, at cost	3,181,659
Prepaid expenses	99,571

Total current assets	8,595,099
Property and equipment, at cost, net of accumulated depreciation of $176,838	740,655
Other assets:
Deferred patent costs	61,480
Deposits	15,000

$9,412,234

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$343,859
Accrued liabilities	301,261
Unearned revenue	55,525
Current maturities of long-term debt	40,232

Total current liabilities	740,877
Long-term debt, net of current maturities	111,819

Total liabilities	852,696

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 5,500,980 shares issued and outstanding	19,459,937
Accumulated other comprehensive income, net of tax	72,103
Deficit accumulated during development stage	(10,972,502)

Total shareholders’ equity	8,559,538

$9,412,234

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005
Sales, net of returns	$801,675	$—
Cost of sales	457,866	—

Gross profit	343,809	—

Operating expenses:
Selling, general and administrative	923,167	334,049
Research and development	249,887	117,226

Total operating expenses	1,173,054	451,275

Loss from operations	(829,245)	(451,275)
Other income (expenses):
Foreign currency translation	7,944	—
Interest income	25,980	—
Interest expense	(6,213)	(29,181)

Loss before income taxes	(801,534)	(480,456)
Income tax provision	—	—

Net loss	$(801,534)	$(480,456)

Basic and diluted loss per share	$(0.15)	$(0.29)

Basic and diluted weighted average common shares outstanding	5,485,528	1,647,444

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	—	$—	5,478,182	$19,303,683	$71,695	$(10,170,968)	$9,204,410
March 2006, exercise of warrants to purchase common stock	—	—	22,798	155,254	—	—	155,254
Stock options issued in exchange for services provided	—	—	—	1,000	—	—	1,000
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	408	—	408
Net loss for the period ended March 31, 2006	—	—	—	—	—	(801,534)	(801,534)

Balance at March 31, 2006	—	$—	5,500,980	$19,459,937	$72,103	$(10,972,502)	$8,559,538

See accompanying notes to financial statements

ICOP DIGITAL, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(801,534)	$(480,456)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	53,560	9,557
Stock options issued	1,000	—
Changes in operating liabilities:
Decrease (Increase) in accounts receivable, inventory and prepaid expenses	213,848	(126,859)
Decrease in accounts payable, accrued liabilities and unearned revenue	(27,350)	(319,498)

Net cash used in operating activities	(560,476)	(917,256)

Cash flows from investing activities:
Purchases of property and equipment	(192,108)	(23,247)

Net cash used in investing activities	(192,108)	(23,247)

Cash flows from financing activities:
Proceeds from issuance of notes payable	56,000	2,000,000
Principal payments on notes payable	(8,863)	(22,735)
Proceeds from the sale of common stock	155,254	—
Payment of offering costs	—	(242,630)

Net cash provided by financing activities	202,391	1,734,635

Effect of currency exchange rate changes on cash	5,378	—

Net change in cash	(544,815)	794,132
Cash, beginning of period	5,229,043	4,242

Cash, end of period	$4,684,228	$798,374

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	2,045	12,229

Non-cash financing transactions:
Preferred stock converted to common	$—	$(79,998)
Foreign currency translation	(4,970)	(54,060)

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Notes to Financial Statements (Unaudited)

Note 1: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2005, included in its annual report on Form 10-KSB as filed March 28, 2006, and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 on May 24, 2002 and left the development stage in June 2005 when significant sales of production equipment were recorded. It is engaged in the design, development and marketing of an in-car video recorder system for use in the law enforcement industry.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the period ended December 31, 2005 and should be read in conjunction with the notes thereto.

The accompanying statements of operations and cash flows reflect the three-month period ended March 31, 2006. The comparative figures for the three-month period ended March 31, 2005 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

Note 2: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. was incorporated in May 2002 in Nevada and merged into a wholly owned subsidiary of the Company (a Colorado corporation) as of December 31, 2003 and was merged out of existence in June 2005. The Company, formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc. The Company is engaged in the design, development and marketing of in-car video recorder systems for use in the law enforcement industry. The Company’s offices are located in Lenexa, Kansas.

On February 28, 2005, the Company’s shareholders approved a reverse stock split that exchanged one new share of stock for ten existing shares effective March 10, 2005. All share and per share amounts in this document have been changed to reflect the effect of this change.

Note 3: Notes Payable

In January 2006, the Company executed installment notes to finance equipment purchases in the total amount of $56,000, payable monthly including interest at 7.75% per annum through January 2010. Annual maturities on these notes are $11,116 in 2006, $13,288 in 2007, $14,404 in 2008, $15,616 in 2009 and $1,576 in 2010.

Note 4: Shareholders’ Equity

Sale of common stock

In March 2006, a shareholder exercised warrants to purchase 22,798 shares of the Company’s no par common stock at a total cost of $155,254.

Stock options

In March 2006, the Company granted an employee options to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vest in five increments of 2,000 shares each through December 31, 2009 and expire on January 31, 2010. The quoted market price of the stock was $5.32 per share. The Company valued the options at $0.50 per share, or $5,000, in accordance with SFAS 123( R). The vested portion of $1,000 was recorded as stock-based compensation in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	3 years

Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $0 income taxes.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

During the three months ended March 31, 2006, the Company reported sales of $802,000 and cost of sales of $458,000 resulting in gross profit of $344,000 compared to no sales or cost for the same period of 2005. Significant sales of production equipment began in June 2005. During the three months ended March 31, 2006, the Company also incurred $250,000 in research and development expenses and $923,000 in general and administrative expense, resulting in an operating loss of $829,000. During the three months ended March 31, 2005, the Company incurred $117,000 in research and development expenses and $334,000 in general and administrative expense, resulting in an operating loss of $451,000. The increased level of expense in 2006 over the corresponding period of 2005 is the result of expansion of product development and sales and marketing as the Company achieved funding in July and December 2005, expanded its facilities and added personnel to execute its business plan. Funding provided by the completed secondary offering and subsequent private offering permitted expansion of sales, service and engineering personnel, accelerated product manufacturing and should allow the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

On March 31, 2006, the Company had $4,684,000 in cash, of which $2,641,000 is restricted to secure inventory purchases. In addition the Company had $630,000 in accounts receivable and $3,182,000 in inventory and a total of $741,000 in current liabilities, for a total working capital of $7,854,000. Net cash used in operating activities for the three months ended March 31, 2006 was $560,000 compared to cash used in operating activities of $917,000 for the three months ended March 31, 2005. Net cash used in investing activities for the three months ended March 31, 2006 was $192,000 compared to net cash used in investing activities for the three months ended March 31, 2005 of $23,247. Net cash provided by financing activities was $202,000 for the three months ended March 31, 2006 from proceeds of notes payable and exercise of warrants to purchase common stock, compared to net cash provided by financing activities of $1,735,000 for the three months ended March 31, 2005, substantially from the bridge loans and offset by payment of offering costs for the secondary offering.

Our Capital Requirements

We believe that we have the necessary funds to finance our planned operations during the next 12 months. We have no commitments for material capital expenditures.

Employees

We have thirty-three full time employees at March 31, 2006.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, a shareholder exercised warrants to purchase 22,798 shares of the Company’s no par common stock for total proceeds of $155,254. The proceeds were included in working capital.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are furnished as part of this report:

Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: May 11, 2006	By: /s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: May 11, 2006	By: /s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Financial and Accounting Officer