Form 10QSB
period 2006-06-30
ICOP DIGITAL, INC
filed 2006-08-10
CIK 1094572

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32560

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

The issuer had 5,900,980 shares of its common stock issued and outstanding as of August 4, 2006, the latest practicable date before the filing of this report.

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

ICOP DIGITAL, INC.

Balance Sheet (Unaudited)

June 30, 2006
Assets
Current Assets
Cash	$1,530,411
Accounts receivable, net	888,529
Finished goods inventory, at cost	5,204,595
Prepaid expenses	85,044

Total current assets	7,708,579
Property and equipment, at cost, net of accumulated depreciation of $236,684	757,380
Other assets:
Deferred patent costs	61,480
Deposits	15,000

$8,542,439

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$140,192
Accrued liabilities	269,681
Unearned revenue	109,880
Current maturities of long-term debt	41,087

Total current liabilities	560,840
Long-term debt, net of current maturities	100,814

Total liabilities	661,654

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 5,900,980 shares issued and outstanding	19,860,937
Accumulated other comprehensive income, net of tax	—
Deficit accumulated	(11,980,152)

Total shareholders’ equity	7,880,785

$8,542,439

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales, net of returns	$1,366,084	$327,394	$2,167,759	$327,394
Cost of sales	805,385	238,903	1,263,251	238,903

Gross profit	560,699	88,491	904,508	88,491

Operating expenses:
Selling, general and administrative	1,281,349	532,517	2,204,516	866,566
Research and development	315,043	144,502	564,930	261,728

Total operating expenses	1,596,392	677,019	2,769,446	1,128,294

Loss from operations	(1,035,693)	(588,528)	(1,864,938)	(1,039,803)
Other income (expenses):
Foreign currency translation	19,215	(56,306)	27,159	(56,306)
Interest income	17,169	—	43,150	—
Interest expense	(8,341)	(55,622)	(14,555)	(84,803)

Loss before income taxes	(1,007,650)	(700,456)	(1,809,184)	(1,180,912)
Income tax provision	—	—	—	—

Net loss	$(1,007,650)	$(700,456)	$(1,809,184)	$(1,180,912)

Basic and diluted loss per share	$(0.18)	$(0.42)	$(0.32)	$(0.71)

Basic and diluted weighted average common shares outstanding	5,754,313	1,668,862	5,619,264	1,667,444

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	—	$—	5,478,182	$19,303,683	$71,695	$(10,170,968)	$9,204,410
March 2006, exercise of warrants to purchase common stock	—	—	22,798	155,254	—	—	155,254
Stock options issued in exchange for services provided	—	—	—	1,000	—	—	1,000
May 2006, restricted common stock issued in exchange for services	—	—	400,000	2,340,000	—	—	2,340,000
Deferred compensation expense related to restricted common stock	—	—	—	(2,245,000)	—	—	(2,245,000)
Stock options re-issued in exchange for services provided	—	—	—	306,000	—	—	306,000
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(71,695)	—	(71,695)
Net loss for the period ended June 30, 2006	—	—	—	—	—	(1,809,184)	(1,809,184)

Balance at June 30, 2006	—	$—	5,900,980	$19,860,937	$—	$(11,980,152)	$7,880,785

See accompanying notes to financial statements

ICOP DIGITAL, INC.

Statements of Cash Flows (Unaudited)

	Six Months
	Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,809,184)	$(1,180,912)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	113,405	25,447
Stock based compensation	95,000	—
Stock options issued	307,000	—
Changes in operating liabilities:
Decrease (Increase) in accounts receivable, inventory and prepaid expenses	(2,070,774)	(578,269)
Decrease in accounts payable, accrued liabilities and unearned revenue	(208,190)	(706,415)

Net cash used in operating activities	(3,572,743)	(2,440,149)

Cash flows from investing activities:
Purchases of property and equipment	(268,677)	(82,730)
Deposits	—	(60,000)

Net cash used in investing activities	(268,677)	(142,730)

Cash flows from financing activities:
Proceeds from issuance of notes payable	56,000	3,306,108
Principal payments on notes payable	(19,012)	(25,167)
Proceeds from the sale of common stock	155,254	—
Payment of offering costs	—	(334,878)

Net cash provided by financing activities	192,242	2,946,063

Effect of currency exchange rate changes on cash	(49,454)	—

Net change in cash	(3,698,632)	363,184
Cash, beginning of period	5,229,043	4,242

Cash, end of period	$1,530,411	$367,426

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	4,138	17,862

Non-cash financing transactions:
Preferred stock converted to common	$—	$(229,998)
Foreign currency translation	22,241	129,552
Equipment purchases financed	—	58,000

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

The accompanying statements of operations and cash flows reflect the six-month period ended June 30, 2006. The comparative figures for the six-month period ended June 30, 2005 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

Award of restricted common stock for services

In May 2006, the board of directors granted a total of 400,000 shares of restricted common stock to two executive officers in recognition of their importance to the achievement of certain milestones and to the future of the company. The shares have been issued to the officers but are restricted from sale by the officers. Restrictions on 50% of the shares lapse when the company reaches a total of $15 million gross revenue from inception and restrictions on the remaining 50% of the shares lapse when the company reaches positive earnings before interest, taxes, depreciation and amortization for three consecutive months. The grant further provides that the officers will receive a supplemental bonus in an amount equal to the income tax liability incurred by the officers at the time the restrictions lapse. The company valued these restricted shares at the market value on May 4, 2006 of $5.85 per share for a total of $2,340,000. Progress toward the gross revenue target is measurable, but progress toward the positive earnings target is uncertain. Accordingly, the value of the shares related to the gross revenue target will be reported as compensation expense and added to paid in capital ratably as revenue accumulates to the $15 million target. A total of $95,000 has been recognized as compensation expense at June 30, 2006. Any portion of the value that has not been recognized at the time the target is achieved will be recognized at that time. The value of the shares related to the positive earnings target will be recognized when that target is achieved.

Stock options

In March 2006, the Company granted an employee an option to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The option vests in five increments of 2,000 shares each through December 31, 2009 and expires on January 31, 2010. The quoted market price of the stock was $5.32 per share. The Company valued the option at $0.50 per share, or $5,000, in accordance with SFAS 123(R). The vested portion of $1,000 was recorded as stock-based compensation in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	3 years

On May 4, 2006, the board of directors cancelled all outstanding stock options with an exercise price over the closing stock price for the company’s common stock on May 4, 2006 and granted new options at that closing price. Expiration dates and vesting terms of the replacement options were substantially identical to those cancelled. Collectively, the company replaced options to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The quoted market price of the stock on May 4, 2006 was $5.85 per share. The Company determined the average increase in the value of the issued options over the value of the cancelled options to be $0.56 per share, or $335,000, in accordance with SFAS 123(R). The vested portion of $306,000 was recognized as stock-based compensation in the accompanying financial statements.

The increase in the fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	51.00%
Weighted average expected life	3 years

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

During the three months ended June 30, 2006, the Company reported sales of $1,366,000 and cost of sales of $805,000 resulting in gross profit of $561,000 compared to sales of $327,000 and cost of sales of $239,000 resulting in gross profit of $88,000 for the same period of 2005. Significant sales of production equipment began in June 2005. During the three months ended June 30, 2006, the Company incurred $315,000 in research and development expenses and $1,281,000 in general and administrative expense, resulting in an operating loss of $1,036,000. During the three months ended June 30, 2005, the Company incurred $145,000 in research and development expenses and $533,000 in general and administrative expense, resulting in an operating loss of $589,000. The increased level of expense in 2006 over the corresponding period of 2005 is the result of expansion of product development and sales and marketing as the Company achieved funding in July and December 2005, expanded its facilities and added personnel to execute its business plan. Funding provided by the completed secondary offering and subsequent private offering permitted expansion of sales, service and engineering personnel, accelerated product manufacturing and should allow the Company to achieve operating breakeven over the coming twelve months.

During the six months ended June 30, 2006, the Company reported sales of $2,168,000 and cost of sales of $1,263,000 resulting in gross profit of $905,000 compared to sales of $327,000 and cost of sales of $239,000 resulting in gross profit of $88,000 for the same period of 2005. Significant sales of production equipment began in June 2005. During the six months ended June 30, 2006, the Company incurred $565,000 in research and development expenses and $2,205,000 in general and administrative expense, resulting in an operating loss of $1,865,000. During the six months ended June 30, 2005, the Company incurred $262,000 in research and development expenses and $867,000 in general and administrative expense, resulting in an operating loss of $1,040,000. The increased level of expense in 2006 over the corresponding period of 2005 is the result of expansion of product development and sales and marketing as the Company achieved funding in July and December 2005, expanded its facilities and added personnel to execute its business plan. Funding provided by the completed secondary offering and subsequent private offering permitted expansion of sales, service and engineering personnel, accelerated product manufacturing and should allow the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

On June 30, 2006, the Company had $1,530,000 in cash, $889,000 in accounts receivable, $5,205,000 in inventory and a total of $561,000 in current liabilities, for a total working capital of $7,148,000. Net cash used in operating activities for the six months ended June 30, 2006 was $3,573,000, primarily to purchase long lead time inventory, eliminate engineering liabilities and fund increased accounts receivable, compared to cash used in operating activities of $2,440,000 for the six months ended June 30, 2005. Net cash used in investing activities for the six months ended June 30, 2006 was $269,000, primarily to acquire equipment for sales and engineering activities, compared to net cash used in investing activities for the six months ended June 30, 2005 of $143,000. Net cash provided by financing activities was $192,000 for the six months ended June 30, 2006 from proceeds of notes payable and exercise of warrants to purchase common stock, compared to net cash provided by financing activities of $2,946,000 for the six months ended June 30, 2005, substantially from the bridge loans and offset by payment of offering costs for the secondary offering that was completed in July 2005.

Our Capital Requirements

We believe that we have the necessary funds to finance our planned operations during the next 12 months, however we are considering raising additional capital to accelerate product development and sales growth. We have no commitments for material capital expenditures.

Employees

We have thirty-four full time employees at June 30, 2006.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ICOP DIGITAL, INC.

Date: August 9, 2006	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: August 9, 2006	By:	/s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Financial and Accounting Officer