Form 10QSB
period 2006-09-30
ICOP DIGITAL, INC
filed 2006-11-14
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32560

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

The issuer had 7,229,481 shares of its common stock issued and outstanding as of November 9, 2006, the latest practicable date before the filing of this report.

QUEPASA CORPORATION AND SUBSIDIARIES

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

ICOP DIGITAL, INC.

Balance Sheet (Unaudited)

September 30, 2006
Assets
Current Assets
Cash	$1,959,360
Accounts receivable, net	1,088,139
Finished goods inventory, at cost	4,524,275
Prepaid expenses	268,769

Total current assets	7,840,543
Property and equipment, at cost, net of accumulated depreciation of $303,387	753,735
Other assets:
Deferred offering costs	72,113
Deferred patent costs	64,750
Deposits	15,000

$8,746,141

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$153,022
Accrued liabilities	403,944
Unearned revenue	128,147
Current maturities of long-term debt	43,147

Total current liabilities	728,260
Long-term debt, net of current maturities	100,309

Total liabilities	828,569

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 6,079,481 shares issued and outstanding	20,793,313
Accumulated other comprehensive income, net of tax	—
Deficit accumulated	(12,875,741)

Total shareholders’ equity	7,917,572

$8,746,141

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2006	2005	2005
Sales, net of returns	$1,564,240	$902,297	$3,731,999	$1,229,691
Cost of sales	878,029	523,911	2,141,279	762,814

Gross profit	686,211	378,386	1,590,720	466,877

Operating expenses:
Selling, general and administrative	1,349,200	750,674	3,898,717	1,617,240
Research and development	245,730	137,337	465,660	399,065

Total operating expenses	1,594,930	888,011	4,364,377	2,016,305

Loss from operations	(908,719)	(509,625)	(2,773,657)	(1,549,428)
Other income (expenses):
Foreign currency translation	2,823	1,283	29,982	(55,023)
Interest income	18,645	30,190	61,795	30,190
Interest expense	(8,339)	(21,325)	(22,893)	(106,128)

Loss before income taxes	(895,590)	(499,477)	(2,704,773)	(1,680,389)
Income tax provision	—	—	—	—

Net loss	$(895,590)	$(499,477)	$(2,704,773)	$(1,680,389)

Basic and diluted loss per share	$(0.15)	$(0.11)	$(0.47)	$(0.66)

Basic and diluted weighted average common shares outstanding	5,905,784	4,390,059	5,715,785	2,557,435

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	—	$—	5,478,182	$19,303,683	$71,695	$(10,170,968)	$9,204,410
March 2006, exercise of warrants to purchase common stock	—	—	22,798	155,254	—	—	155,254
Stock options issued in exchange for services provided	—	—	—	1,000	—	—	1,000
May 2006, restricted common stock issued in exchange for services	—	—	400,000	2,340,000	—	—	2,340,000
Deferred compensation expense related to restricted common stock	—	—	—	(2,091,000)	—	—	(2,091,000)
Stock options re-issued in exchange for services provided	—	—	—	360,000	—	—	360,000
Stock issued under employee stock purchase plan	—	—	1,300	6,904	—	—	6,904
September 2006, exercise of warrants to purchase common stock	—	—	177,201	717,472	—	—	717,472
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(71,695)	—	(71,695)
Net loss for the period ended September 30, 2006	—	—	—	—	—	(2,704,773)	(2,704,773)

Balance at September 30, 2006	—	$—	6,079,481	$20,793,313	$—	$(12,875,741)	$7,917,572

See accompanying notes to financial statements

ICOP DIGITAL, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,704,773)	$(1,680,389)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	180,108	61,779
Stock based compensation	249,000	—
Stock options issued	361,000	—
Changes in operating liabilities:
Decrease (Increase) in accounts receivable, inventory and prepaid expenses	(1,756,465)	(2,822,888)
Decrease in accounts payable, accrued liabilities and unearned revenue	(60,153)	(1,477,603)

Net cash used in operating activities	(3,731,283)	(5,919,101)

Cash flows from investing activities:
Purchases of property and equipment	(331,736)	(406,017)
Deferred patent costs	(3,270)	—
Deposits	—	(14,750)

Net cash used in investing activities	(335,006)	(420,767)

Cash flows from financing activities:
Proceeds from issuance of notes payable	68,000	3,157,000
Principal payments on notes payable	(29,457)	(3,465,617)
Proceeds from the sale of common stock	879,630	11,148,638
Payment of offering costs	(72,113)	(667,471)

Net cash provided by financing activities	846,060	10,172,550

Effect of currency exchange rate changes on cash	(49,454)	—

Net change in cash	(3,269,683)	3,832,682
Cash, beginning of period	5,229,043	4,242

Cash, end of period	$1,959,360	$3,836,924

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	22,893	115,887

Non-cash financing transactions:
Preferred stock converted to common	$—	$(1,499,998)
Foreign currency translation	29,982	75,581
Equipment purchases financed	68,000	38,000

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

The accompanying statements of operations and cash flows reflect the nine-month period ended September 30, 2006. The comparative figures for the nine-month period ended September 30, 2005 have been included in the accompanying statements of operations and cash flows for comparison on an unaudited basis.

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

Note 3: Notes Payable

In January 2006, the Company executed installment notes to finance equipment purchases in the total amount of $56,000, payable monthly including interest at 7.75% per annum through January 2010. In July 2006, the Company executed an installment note to finance an equipment purchase in the amount of $12,000. All installment notes were repaid in full in October 2006.

Note 4: Shareholders’ Equity

Sale of common stock

In March 2006, a shareholder exercised warrants to purchase 22,798 shares of the Company’s no par common stock at a total net proceeds of $155,254. In September 2006, additional shareholders exercised warrants to purchase 177,201 shares of the Company’s no par common stock at a total net proceeds of $717,472.

In August 2006, the Company sold 1,300 shares of its no par common stock to employees under its Employee Stock Purchase Plan at a total net proceeds of $6,904.

Award of restricted common stock for services

In May 2006, the board of directors granted a total of 400,000 shares of restricted common stock to two executive officers in recognition of their importance to the achievement of certain milestones and to the future of the company. The shares have been issued to the officers but are restricted from sale by the officers. Restrictions on 50% of the shares lapse when the company reaches a total of $15 million gross revenue from inception and restrictions on the remaining 50% of the shares lapse when the company reaches positive earnings before interest, taxes, depreciation and amortization for three consecutive months. The grant further provides that the officers will receive a supplemental bonus in an amount equal to the income tax liability incurred by the officers at the time the restrictions lapse. The company valued these restricted shares at the market value on May 4, 2006 of $5.85 per share for a total of $2,340,000. Progress toward the gross revenue target is measurable, but progress toward the positive earnings target is uncertain. Accordingly, the value of the shares related to the gross revenue target will be reported as compensation expense and added to paid in capital ratably as revenue accumulates to the $15 million target. A total of $249,000 has been recognized as compensation expense at September 30, 2006. Any portion of the value that has not been recognized at the time the target is achieved will be recognized at that time. The value of the shares related to the positive earnings target will be recognized when that target is achieved.

Stock options and warrants

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

In August 2006, the Company granted four employees options to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The options vest in five annual increments of 7,000 shares each beginning December 31, 2006 and expire August 8, 2011. The quoted market price of the stock was $5.25 per share. The Company valued the option at $1.91 per share, or $67,000, in accordance with SFAS 123(R). The vested portion of $8,000 was recorded as stock-based compensation in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	48.00%
Weighted average expected life	3 years

In August 2006, the Company granted three independent directors options to purchase an aggregate of 22,500 shares of the Company’s common stock at an exercise price of $5.85 per share. The options vest immediately and expire August 8, 2011. The quoted market price of the stock was $5.25 per share. The Company valued the option at $1.91 per share, or $43,000, in accordance with SFAS 123(R). The expense of $43,000 was recorded as stock-based compensation in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	48.00%
Weighted average expected life	3 years

In August 2006, the Company granted a consultant a warrant to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The warrant vests in three increments of 2,000 or 4,000 shares each through August 10, 2007 and expires August 10, 2009. The quoted market price of the stock was $5.25 per share. The Company valued the option at $1.50 per share, or $15,000, in accordance with SFAS 123(R). The vested portion of $3,000 was recorded as stock-based compensation in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	48.00%
Weighted average expected life	3 years

In September 2006, in connection with the exercise of preferred stock warrant, the Company granted a warrant to a consultant to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $6.81 per share. The warrant vests immediately and expires on September 11, 2009. The quoted market price of the stock was $4.69 per share. The Company valued the option at $0.93 per share, or $28,000, in accordance with SFAS 123(R). The fair value of this warrant was charged against the proceeds of the shares issued in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.7%
Dividend yield	0.00%
Volatility factor	49.00%
Weighted average expected life	2.3 years

Note 5: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $0 income taxes.

Note 6: Subsequent Events

In October and November 2006, the Company sold 1,150,000 shares of the Company’s no par common stock and 1,150,000 warrants to purchase shares in a registered secondary offering for a total net proceeds of approximately $5,800,000. The warrants are exercisable at $6.19 per share for a period of five years and are callable at a price of $.25 per share when the Company achieves $15 million in revenue.

In October 2006, the Company granted four employees options to purchase an aggregate of 25,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The options vest in five increments of approximately 5,000 shares each beginning immediately through December 31, 2009 and expire on January 31, 2010.

In November 2006, the Company granted two employees and two consultants options to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The option vests in five increments of approximately 8,000 shares each through December 31, 2009 and expire on January 31, 2010.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

During the three months ended September 30, 2006, the Company reported sales of $1,564,000 and cost of sales of $878,000 resulting in gross profit of $686,000 compared to sales of $903,000 and cost of sales of $524,000 resulting in gross profit of $378,000 for the same period of 2005. Significant sales of production equipment began in June 2005. During the three months ended September 30, 2006, the Company incurred $246,000 in research and development expenses and $1,349,000 in general and administrative expense, resulting in an operating loss of $909,000. During the three months ended September 30, 2005, the Company incurred $137,000 in research and development expenses and $751,000 in general and administrative expense, resulting in an operating loss of $510,000. The increased level of expense in 2006 over the corresponding period of 2005 is the result of expansion of product development and sales and marketing as the Company achieved funding in July and December 2005, expanded its facilities and added personnel to execute its business plan. Funding provided by the completed secondary offering and subsequent private offering permitted expansion of sales, service and engineering personnel, accelerated product manufacturing and should allow the Company to achieve operating breakeven over the coming twelve months.

During the nine months ended September 30, 2006, the Company reported sales of $3,732,000 and cost of sales of $2,141,000 resulting in gross profit of $1,591,000 compared to sales of $1,230,000 and cost of sales of $763,000 resulting in gross profit of $467,000 for the same period of 2005. Significant sales of production equipment began in June 2005. During the nine months ended September 30, 2006, the Company incurred $466,000 in research and development expenses and $3,899,000 in general and administrative expense, resulting in an operating loss of $2,774,000. During the nine months ended September 30, 2005, the Company incurred $399,000 in research and development expenses and $1,617,000 in general and administrative expense, resulting in an operating loss of $1,549,000. The increased level of expense in 2006 over the corresponding period of 2005 is the result of expansion of product development and sales and marketing as the Company achieved funding in July and December 2005, expanded its facilities and added personnel to execute its business plan. Funding provided by the completed secondary offering and subsequent private offering permitted expansion of sales, service and engineering personnel, accelerated product manufacturing and should allow the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

On September 30, 2006, the Company had $1,959,000 in cash, $1,088,000 in accounts receivable, $4,524,000 in inventory and a total of $728,000 in current liabilities, for a total working capital of $7,112,000. Net cash used in operating activities for the nine months ended September 30, 2006 was $3,731,000, primarily to purchase long lead time inventory and fund increased accounts receivable, compared to cash used in operating activities of $5,919,000 for the nine months ended September 30, 2005. Net cash used in investing activities for the nine months ended September 30, 2006 was $335,000, primarily to acquire equipment for sales and engineering activities, compared to net cash used in investing activities for the nine months ended September 30, 2005 of $421,000. Net cash provided by financing activities was $846,000 for the nine months ended September 30, 2006 from proceeds of notes payable and exercise of warrants to purchase common stock, compared to net cash provided by financing activities of $10,173,000 for the nine months ended September 30, 2005, substantially from the secondary offering that was completed in July 2005.

Our Capital Requirements

We believe that we have the necessary funds to finance our planned operations during the next 12 months. We have no commitments for material capital expenditures.

Employees

We have thirty-six full time employees at September 30, 2006.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective.

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

At the annual meeting held August 10, 2006, shareholders approved the election of Roger Mason and Laura Owen as Class C Directors for three year terms. Mr. Mason received 5,074,713 votes for and 227,234 withheld. Ms Owen received 5,131,188 votes for and 170,759 withheld. In addition, shareholders voted in favor of increasing the number of shares reserved for issuance under the Company’s 2002 Stock Option Plan to 1.5 million shares by a vote of 2,631,507 for, 395,683against and 2,274,757 withheld.

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

ICOP DIGITAL, INC.

Date: November 13, 2006	By:	/s/ David C. Owen
David C. Owen, Chairman
Chief Executive Officer
Principal Executive Officer

Date: November 13, 2006	By:	/s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Financial and Accounting Officer