Form 10KSB
period 2006-12-31
ICOP DIGITAL, INC
filed 2007-03-22
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32560

ICOP Digital, Inc.

(Name of small business issuer in its charter)

Colorado	84-1493152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16801 W. 116th Street, Lenexa, KS 66219

(Address of principal executive offices, including ZIP Code)

Issuer’s telephone number including area code: (913) 338-5550

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value Warrants	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

Check whether the issuer is not required to file reports to Section 13 of 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined under Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the year ended December 31, 2006: $6,620,781

The aggregate market value of the 5,983,541 shares of common stock held by non-affiliates, computed by reference to the closing price of such stock as reported on the NASDAQ Capital Market of $6.90 on March 16, 2007, was $41,286,433.

At March 16, 2007, 7,234,738 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ICOP DIGITAL, INC.

PART I

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

•	the ICOP Model 20/20 not being accepted by the law enforcement industry or digital video recording not being accepted as evidence in criminal proceedings;

•	difficulty meeting demand for in-car video technologies at a cost that results in a profit;

•	our ability to improve our product and to develop other products necessary to compete in the industry;

•	our ability to bring future products to market;

•	the ICOP Model 20/20 being replaced by more advanced technologies and thereby becoming obsolete;

•	the limited number of product offerings;

•	budget cuts in the law enforcement industry affecting purchasing levels;

•	our lack of profitability and operating history;

•	our limited ability to control interruptions in production by the outside manufacturer of the ICOP Model 20/20;

•	successful infringement claims and our ability to protect proprietary rights;

•	a highly competitive and fragmented market;

•	loss of key management personnel;

•	our ability to manage rapid growth;

•	criminal procedure court rulings regarding right to privacy;

•	general economic and business conditions in the United States;

•	defects in products could result in litigation and other significant costs; and

•	other factors detailed in our filings with the Securities and Exchange Commission.

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

Introduction to Business

Headquartered in Lenexa, Kansas, ICOP Digital, Inc. protects people, assets and profits, providing a Veil of Protection™ for the world’s communities with innovative, mission-critical security, surveillance and communication solutions.

ICOP was formed in May 2002 largely in response to the tragic events of September 11, 2001. Since that time, the Company has singularly focused on pioneering community-centric surveillance products and solutions capable of materially advancing and optimizing the safety, effectiveness, and positive impact of first responders.

Having raised over $26 million in growth capital through a series of private and public offerings led by Portland-based Paulson Investment Company, Inc., ICOP has carefully and methodically executed branding, corporate positioning and product development strategies that have served to affirm and support its underpinning belief: “Without local security, there can be no national security.” As a result, the Company has fast emerged as a globally recognized leader in the delivery of digital, in-car video recording systems for law enforcement; and, in the second quarter of 2007, plans to release a unique suite of innovative, fully integrated, live surveillance products and wireless communications solutions that will leverage its established and rapidly growing customer base in law enforcement to revolutionize how first responders react and respond to crisis situations at the local, state and federal levels.

The Company’s flagship product, the ICOP Model 20/20®, is an award-winning digital in-car video recorder solution developed by ICOP for specific use in law enforcement. Routinely cited for its ease of use and installation, robust and intuitive functionality, superior audio and video quality, officer safety-conscious design, performance excellence and cost effectiveness, the ICOP Model 20/20 has been widely adopted by law enforcement agencies in 48 states, since its commercial launch in mid-2005. In February, 2006, ICOP Digital was approved as a federal GSA contractor, making the ICOP Model 20/20 readily available to federal agencies and helping to streamline contracting with a broad range of U.S. government agencies. Further, in light of the proposed new standards for digital in-car video systems published by the International Association of Chiefs of Police (IACP) in August of 2006, the Company believes that the ICOP Model 20/20 is currently the only product on the market that meets virtually all of the proposed new minimum specifications. The IACP is the world’s oldest and largest nonprofit membership organization of police executives, with over 19,000 members in over 100 different countries.

Having succeeded in establishing a strong and growing foothold in the U.S. law enforcement industry – representing a market for digital in-car video currently estimated at $2 billion in the U.S. alone, ICOP is now expanding its focus to execute on the next critical phase of its long term growth strategy. In furtherance of ICOP’s goal of positioning itself as the provider who the world’s communities naturally turn to for the most technologically advanced, community-centric surveillance and communications solutions, ICOP’s vision for the future of community security is fast winning the attention, support and collaboration of high profile industry and government leaders on a global basis.

During the second and third quarter of 2007, a number of new products will be added to ICOP’S VEIL OF PROTECTION™ PRODUCT LINE-UP

ICOP Model 20/20-W™

A key selling point for the ICOP Model 20/20-W™ (an enhanced version of the ICOP Model 20/20) is its ease of installation and servicing. In less than an hour, the entire unit is installed in the vehicle dashboard, replacing the radio unit (an AM/FM tuner is built into the ICOP product). Unlike competitive products, there are no parts in the trunk, under the seat or overhead – a critical consideration for officer safety and space limitations within a patrol car. The ICOP Model 20/20-W provides wireless (“W”) upload, and is upgradeable to take advantage of higher bandwidth as technology allows.

Priced approximately 15% - 20% below competitive offerings, the rugged ICOP Model 20/20-W records using several options for video quality (1/4 VGA, full-VGA, and 4CIF) and provides maximum image quality and integrity of data (preventing unauthorized access and editing of video files). For further precision, pressing the “Mark” button records exact event location for easy retrieval (using built-in GPS).

Among many unique and popular system features, the ICOP Model 20/20-W system includes a wireless 900 MHz transceiver with automatic activation from a range of up to 1,000 feet; an “Officer HELP” button that sends an alert to dispatch detailing GPS coordinates and vehicle ID information; an automatic 60-second pre-record feature that is activated with lights, siren or wireless microphone with a range of up to 1,000 feet; 40 GB hard drive enabling up to 16 hours of recording in high-res mode; and radar, speedometer and brake connection interface.

The user-friendly ICOP iVAULT MMS™ (Video Management System) archives, searches, copies, and displays two video images simultaneously. Video footage can be readily formatted for the courtroom; converted to AVI (Windows Media Player®) and MPEG II® formats; or transferred to DVD, CD or VHS tape. This upgraded software is web-enabled, allowing files to be securely shared within precincts, among precincts, or across the nation.

ICOP Model 4000™

In response to growing industry demand for a digital recorder solution suitable for school buses, (and fire or commercial trucks), ICOP will introduce to market in Q207 the ICOP Model 4000, which supports recording for up to four cameras simultaneously and surveillance of events aboard mass transit vehicles.

ICOP Guardian™

Designed for deployment in schools, banks, office buildings and government facilities, the ICOP Guardian is a stationary, IP, web-enabled video recording system featuring scalable high resolution video (JPEG 2000) with adjustable frame rates; sensor integration; remote pan-tilt-zoom (PTZ) and auto focus; weatherproof housing (if desired).

ICOP LIVE™

In Q2 2007, ICOP will launch ICOP LIVE, ICOP’s fully integrated solution for enabling live streaming of high quality video to tactical response managers and coordinators that has been captured on stationary ICOP Guardian IP cameras installed in public and commercial facilities, and on mobile ICOP Model 20/20-W systems in operation in first responder vehicles. In addition, the solution will also provide access to mission-critical documents, such as site maps, floor plans, and other relevant data (stored on the local site server), vital to first responders in responding to an incident.

ICOP LIVE enables video to live stream to and from a first responder vehicle – over wireless networks (including cellular networks, mesh networks, etc.) Law enforcement can live stream video from the ICOP Model 20/20 in their vehicles to police headquarters (and to other web-enabled devices, such as smart phones, PDAs, etc.). Furthermore, a school, bank or other buildings in the community can live stream video from the ICOP Guardian camera inside of their facilities to a law enforcement vehicle or law enforcement headquarters. The video can live stream from multiple cameras simultaneously, and live stream to multiple users simultaneously, all using secure protocols. High quality images are recorded and stored on the local server for use as evidence in court.

To fully exploit the full potential and impact of ICOP LIVE, ICOP management has actively engaged in discussions and negotiations with a number of industry leading players who share ICOP’s belief that without local security, there can be no national security. Currently, strategic partnering and collaborative sales opportunities are being developed with several companies who share ICOP’s vision for securing our communities with state-of-the-art technology. Over the coming year, ICOP expects to announce several important strategic and tactical relationships that are sure to play a role in the future success of the Company.

ICOP remains committed to continued growth of its share of the prevailing $2 billion (U.S.) law enforcement market for in-car video through an increased number of mid- to large agency wins – particularly those in key metropolitan cities across the country. Further, by leveraging its newly expanded product line to empower community leaders with the technological means to better respond to crisis situations, ICOP believes that its “Veil of Protection” initiative could yield profound growth for the Company – and that is before factoring opportunities present in the global marketplace. In this regard, ICOP is working to establish a multi-channel sales and distribution network in select regions of the world where it believes it can achieve rapid traction as a supplier of advanced surveillance solutions, with early emphasis being focused on Australia, the Middle East and South America.

Sales and Marketing

We are currently marketing the ICOP Model 20/20 primarily to law enforcement agencies. However, ICOP has begun working on other applications for mobile video, including military, fire trucks, emergency medical technician (EMT) vehicles, school and public buses, trains, planes, border patrol vehicles and taxi cabs.

There are more than 440,000 police vehicles currently in service in the U.S., and approximately 70,000 new vehicles are leased or purchased by law enforcement agencies each year. At an average selling price of at least $5,000 for the ICOP Model 20/20 and related equipment, there is an estimated potential market of over $2 billion for law enforcement vehicles in the U.S. alone.

In 2004, approximately 38% of local law enforcement and 72% of state highway patrol vehicles had VHS (analog) in-car video systems. According to the International Association of Chiefs of Police (IACP), 48% of law enforcement vehicles utilized in-car video in 2005, representing a significant increase over 2004. The vast majority of these systems are VHS, though they are gradually being replaced with digital systems. We believe that warranties on these VHS systems have expired or will soon expire, and the systems will increasingly need service and will eventually need to be replaced. The market began transitioning to digital surveillance systems in 2004.

We market the ICOP Model 20/20 directly to all levels of city, county, state and federal law enforcement agencies. Our marketing efforts include advertising in police magazines, direct mailings to law enforcement agencies and participation in industry trade shows, conferences and seminars. In addition to our full-time inside sales and regional sales staff, we have established a national “Officer Sales Team” consisting of police officers across the country who call on local police departments, typically within a 500-mile radius of their homes; these officers are part-time independent contractors. We also sell through distributors that are successful in marketing other products to the agencies we are addressing. Our sales staff works to identify professional distributors that match our company goals and then to support the distributors in their efforts to promote our products. We have begun releasing electronic press kits to television stations in communities where the ICOP Model 20/20 has been installed in order to raise awareness of the ICOP Model 20/20.

Digital in-car video systems require an experienced technical support team to respond to customer questions and to assist with their particular application. We are committed to building a talented technical support team to meet this important need. To support our sales efforts, we also produce promotional materials that include brochures, video presentations, data sheets and other technical materials along with our website to explain our product. We provide demonstration systems generally for 30- and 60-day trial periods, which affords prospective customers an opportunity to have a hands-on experience with the ICOP Model 20/20 and the ICOP Video Management System.

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

Our primary focus is on development in the U.S. market and in Canada through our inside sales team and regional staff, and via the ICOP Officer Sales Team and distributors. We are also expanding into other markets abroad, such as Australia, Latin America and the Middle East, where we currently have distributors.

Competition

The law enforcement in-car video market is highly competitive. Digital in-car video is a quickly evolving technology, and the market is growing rapidly as the new technology is gaining widespread acceptance, new patrol cars are being purchased or leased and outdated analog video systems are being replaced by digital systems.

Most major in-car video manufacturers are in the process of developing, or have developed, digital video technology, and many have already introduced and sold digital units to law enforcement agencies. We believe that we have three major competitors – Mobile-Vision, Inc., Kustom Signals and International Police Technologies, Inc. – and many other competitors who sell or may in the future sell in-car video systems to law enforcement agencies.

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

We believe that our innovative product design and our proprietary compression technology make the ICOP Model 20/20 superior in quality to other products. While we believe that existing wireless uploading technology needs to improve before it can be successfully used in in-car systems, some law enforcement agencies are attracted to this new technology, which we currently do not offer. We are currently designing wireless transfer capability for the ICOP Model 20/20, which should be available for sale in the near future.

The market for digital in-car video systems for police and other first responder vehicles is expected to grow rapidly over the next five years, as more cars are equipped with video surveillance and as upgrades to digital systems are made. We feel we are positioned to become a leader in this market based on what we believe to be the superiority of our innovative product and its attractive price.

Manufacturing and Suppliers

We entered into a development and manufacturing agreement dated February 10, 2005 with Tietech Co., Ltd., a Japanese company with ISO 9001 certification, pursuant to which Tietech has exclusive rights to manufacture the ICOP Model 20/20 and its successor, the ICOP Model 20/20W. The initial term of the agreement is 10 years. While Tietech assisted in the development, we maintain the intellectual property rights necessary to produce both the ICOP Model 20/20 and ICOP Model 20/20W. The manufacturer does have certain intellectual property rights to a method of operating the data compression used in the ICOP Model 20/20 and the ICOP Model 20/20W. If this method were no longer available to us, another manufacturer could produce the unit, but a partial redesign would be required and could result in a production delay.

We entered into an agreement with TriSquare Communications (Hong Kong) Co., Ltd. dated February 11, 2004, pursuant to which it manufactures a 900 MHz wireless microphone system for use with the ICOP Model 20/20 and the ICOP Model 20/20W.

We entered into a license agreement, effective December 2004, with Showlei Associates, pursuant to which Showlei granted us the non-exclusive right to design, manufacture, use, sell and distribute software that decodes, reconstructs and displays video images based on Showlei’s proprietary technology, and agrees to sell us a supply of semiconductor chips that incorporate the proprietary technology. The initial term of the agreement is 10 years.

We also rely on several unaffiliated subcontractors to supply certain components and assemblies that are incorporated in our ICOP Model 20/20 and ICOP Model 20/20W. We acquire our components on a purchase order basis and do not have long-term contracts with suppliers.

We have entered into agreements with other manufacturers on an as needed basis to produce new and additional products. We do not have long-term commitments with these suppliers.

Research and Development

Research and development costs charged to expense were approximately $903,000 in 2006 and $796,000 in 2005. No research and development expense has been capitalized.

Inventory Systems

Inventory warehousing and shipping are managed from our Lenexa, Kansas facility. We use standard warehousing systems to store, retrieve, monitor and manage our inventory.

Intellectual Property

We have filed U.S. patent applications covering aspects of the design and methods of operating the ICOP Model 20/20 and additional new products and applications. Among other things, the claims, as currently drafted, generally describe the use of a digital recording device in an integrated and synchronized surveillance system able to record data from cameras, microphones and global positioning system equipment, with the recording media housed in a driver accessible console opening originally manufactured into the vehicle, such as a car radio slot. The claims also are drafted to cover particular features and capabilities of the ICOP Model 20/20, such as the system’s in-dash recorder, back-end searchable database and event “marking” capability. We also have secured registered trademarks for “ICOP,” “ICOP Digital” and the stylistic use of our logo. We intend to continue to seek formal intellectual property protections to protect our technologies, processes and designs. We also use confidentiality agreements with employees and key suppliers to ensure the confidentiality of our trade secrets.

Employees

As of December 31, 2006, we had 41 full-time employees including seven in management and administration, fifteen in sales and marketing, nine in engineering, six in technical support and four in research and development. In addition we have approximately ten independent contractors working in research and development.

Company History

We were formed in Colorado as Bail Corporation in April 1998 with the purpose of acquiring or merging with a privately owned company. In March 2001, we began to engage in the oil and gas business and changed our name to Vista Exploration Corporation. We leased oil and gas properties in Southeast Kansas to drill for coal bed methane gas, but due to a lack of funding in March 2003, we returned to our original plan of seeking a merger with, or an acquisition of, an operating business that wanted to become a public company. In January 2004, ICOP Digital, Inc., a Nevada corporation (“ICOP Nevada”), merged with and into our wholly owned subsidiary. ICOP Nevada commenced operations in May 2002 for the purpose of engaging in the design, development and marketing of an in-car digital video recorder for use in the law enforcement industry. As a result of the merger, our principal business became that of ICOP Nevada. In November 2004, we changed our name to ICOP Digital, Inc.; and in March 2005, we completed a 10 shares for 1 share reverse split of our common and preferred stock. In June 2005, ICOP Nevada was merged into the Colorado corporation and ceased to exist.

Item 2.	Description of Property.

Our offices are located in approximately 12,800 square feet of leased office and warehouse space in Lenexa, Kansas. Our lease is for five years through June 30, 2010 at a cost of $15,000 per month plus taxes, common area charges and insurance. Beginning in May 2007, we will lease an additional 4,600 square feet of office and warehouse space in Olathe, Kansas through June 30, 2010 at a cost of $3,258 per month plus taxes, common area charges and insurance.

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

Market and Price Ranges of Common Stock

Since July 12, 2005, our common stock and certain of our warrants have traded on the NASDAQ Capital Market under the symbols “ICOP” and “ICOPW.” Prior to that date our common stock traded on the OTC BB under the symbol “VXPL” and then under the symbol “ICPD.OB” until March 16, 2005. The first reported trading occurred on October 18, 2004. Below are the price ranges of our common stock, adjusted for a 1-for-10 share reverse split effective March 10, 2005.

	HIGH	LOW
2005
First Quarter	$8.20	$5.10
Second Quarter	5.00	3.15
Third Quarter	5.20	3.30
Fourth Quarter	8.22	4.25
2006
First Quarter	$7.70	$4.25
Second Quarter	7.00	3.90
Third Quarter	6.69	3.95
Fourth Quarter	6.12	4.30

The last reported sale price of our common stock on the Nasdaq Capital Market on March 16, 2007 was $6.90 per share. According to the records of our transfer agent, there were approximately 300 holders of record of our common stock as of March 16, 2006.

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

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c)
Equity compensation plans approved by security holders
2002 Stock Option Plan	822,500	$5.81	277,500
2006 Employee Stock Purchase Plan	—	$4.51	198,700
Equity compensation plans not approved by security holders	—		—

Total	822,500		476,200

2002 Stock Option Plan

In June 2002, the Board of Directors and stockholders of ICOP Nevada approved that company’s 2002 Stock Option Plan (the “2002 Plan”). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to directors, employees, officers and consultants of ICOP Nevada. Initially, 500,000 shares of ICOP Nevada common stock were reserved for issuance under the 2002 Plan; however, the number of shares reserved automatically increases on each anniversary of the 2002 Plan by an amount equal to 0.5% of the then issued and outstanding shares of ICOP Nevada common stock. When we acquired ICOP Nevada in January 2004, any rights to acquire ICOP Nevada common stock under the 2002 Plan were converted so as to permit acquisition of our common stock instead. Notwithstanding these automatic increases, the 2002 Plan requires that no more than 300,000 shares be issued in connection with the exercise of incentive stock options under the 2002 Plan. On November 20, 2005 and August 10, 2006, our Board of Directors and stockholders, respectively, approved an increase to the number of shares of common stock reserved under the 2002 Plan from 552,041 to 1,500,000 shares.

The 2002 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 2002 Plan, the Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the 2002 Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of our voting stock. The exercise price of an incentive stock option granted under the 2002 Plan must be equal to or greater than the fair market value of the shares of our common stock on the date the option is granted. The exercise price of a non-qualified option granted under the 2002 Plan must be equal to or greater than 85% of the fair market value of the shares of our common stock on the date the option is granted, although we expect that the exercise price of future grants will be set at or above fair market value. An incentive stock option granted to an optionee owning more than 10% of our voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted. We also have granted shares of restricted stock to certain of our executive officers under the 2002 Plan. Vesting of these shares is dependent upon the company meeting certain revenue and income milestones.

As of December 31, 2006, options to purchase 822,500 shares of common stock and restricted stock grants of 400,000 shares of common stock remained outstanding and 277,500 shares remain available for future grants.

2005 Employee Stock Purchase Plan

In November 2005, the Board of Directors approved the company’s 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The plan authorizes the eligible employees to subscribe for the periodic purchase of the company’s common stock through payroll deductions. The purchases occur during defined purchase periods, and the purchase price generally is 85% of the fair market value of the common stock on the first or last dates of a purchase period, whichever is lower. Eligible employees are those who work for us for more than 20 hours a week, whose customary employment is for more than five months in a calendar year, and whose stock ownership in ICOP will not equal or exceed 5% of the voting power or value of all classes of our stock as a result of purchases under the 2005 ESPP.

The 2005 ESPP is administered by the Board of Directors. As of December 31, 2006, 1,300 shares had been sold under the 2005 ESPP leaving 198,700 available for future sale to employees.

Recent Sales of Unregistered Securities

None

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The first sales of our ICOP Model 20/20 occurred in December 2004, and we initiated a national roll-out of the ICOP Model 20/20 in June 2005. We exited the development stage in June 2005 when we recorded substantial sales of the ICOP Model 20/20. We recorded approximately $1,760,000 in revenue and $709,000 in gross profit during the year ended December 31, 2005. We recorded approximately $6,621,000 in revenue and $2,801,000 in gross profit during the year ended December 31, 2006. Our operating loss for 2006 was increased to $3,638,000 from $2,816,000 in 2005 as we significantly increased our sales and marketing activities in 2006, which materially increased our revenue. Our net loss of $3,518,000 in 2006 was higher than the $2,898,000 loss in 2005 primarily because of the increased sales and marketing activities in 2006. Through 2007, we plan to continue to expand our sales, marketing, product promotion and development activities to leverage what we believe to be our advantages in technology and pricing using the net proceeds of the offering completed in October and November 2006.

In July 2005, we completed an underwritten public offering of units of common stock and warrants to purchase common stock that provided gross proceeds of approximately $12 million. In December 2005, we completed a private offering of units of common stock and warrants for the purchase of common stock that provided additional gross proceeds of approximately $4 million. In October and November 2006, we completed an underwritten public offering of shares of common stock and warrants to purchase shares of common stock that provided gross proceeds of approximately $5 million.

We entered into a manufacturing agreement in February 2005 with a Japanese company to produce at least 10,000 ICOP Model 20/20 units through December 31, 2008. Through December 31, 2006 , we ordered and received 2,500 units from this manufacturer. Under this agreement, the manufacturer is responsible for purchasing the components and manufacturing the units, and we are required to deliver letters of credit when we place the purchase order. We have expanded our sales staff and are currently marketing the ICOP Model 20/20 to law enforcement agencies. We have sold the ICOP Model 20/20 to over 160 law enforcement agencies in 48 states as of December 31, 2006.

Through 2007, we expect to spend approximately $1,500,000 on research and development of new products described elsewhere in this report. We do not expect major additional purchases of plant and equipment during that period due to our contract manufacturing arrangements. We will be supplementing the expanded facilities we moved into in June 2005 by renting additional warehouse and office space to allow the adequate expansion of engineering, sales, technical support and shipping activities that we plan for the near future.

We do not plan to increase our administrative staff substantially in the near term, since the manufacturing of the ICOP Model 20/20 is handled by a third party. We increased our sales staff in the first half of 2006 and may further increase our sales and marketing staff, engineering and tech support staff as the need arises.

The timing of additional activities and the development of other markets and products depend on the speed with which we penetrate the law enforcement and other first responder markets. Additionally, while it is not likely, we may consider manufacturing our own products once the process is substantially automated and if we determine that we can do so cost effectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenue and expenses for the period reported. Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates are evaluated periodically and form the basis for making judgments regarding the carrying values of assets and liabilities and the reported amount of revenue and expenses. Actual results may differ from these estimates under different assumptions.

The Company’s critical accounting policies are those that it believes are the most important in determining its financial condition and results, and requires significant subjective judgment by management. A summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, is set out in the notes to the financial statements.

Research and Development Costs

Research and development costs are charged to expense as incurred. No costs are deferred since the requirements that a product under development be clearly defined, have identifiable costs, be technically feasible, and have a clearly defined market or use, are not objectively assured. If the costs associated with the project were deferred, any deferred costs would be recovered as charges against earnings in future periods.

Foreign Currency Translation

The Company outsourced certain research and development to a Japanese firm and purchases a majority of its inventory from this firm. Services and products were billed to us in the local currency. Liabilities in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into US dollars at the date of the transaction or at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income (loss).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than the operating leases under which we hold our office and warehouse facilities. These arrangements provide approximately 17,000 square feet of office and warehouse space at a cost of approximately $25,000 per month through June 2010. These facilities are used for administrative, marketing, engineering and shipping and warehousing activities and could be terminated only by our default on the lease arrangement or the physical destruction of the facilities.

Equity-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement 123R, “Share-Based Payment.” It addresses transactions in which an entity obtains employee services in share-based payment transactions. Share-based payment transactions include stock options. This Statement was effective for us beginning on January 1, 2006. Prior to January 1, 2006, we accounted for employee services in share-based payment transactions under the intrinsic method. Under the intrinsic method, if the stock option is at-the-money or out-of-the-money, no expense is recorded. Since January 1, 2006, we have applied the fair value method. Under the fair value method, stock options are expensed. Statement 123R will apply to stock options granted prior to January 1, 2006 only if a previous award was modified, repurchased or cancelled after December 31, 2005.

Results of Operations

The first sales of our ICOP Model 20/20 occurred in December 2004, and we initiated a national roll-out of the ICOP Model 20/20 in June 2005. We exited the development stage in June 2005 when we recorded substantial sales of the ICOP Model 20/20. We recorded approximately $1,760,000 in revenue and $709,000 in gross profit during the year ended December 31, 2005. We recorded approximately $6,621,000 in revenue and $2,801,000 in gross profit during the year ended December 31, 2006. Our operating loss for 2006 was increased to $3,638,000 from $2,816,000 in 2005 as we significantly increased our sales and marketing activities in 2006, which materially increased our revenue. Our net loss of $3,518,000 in 2006 was higher than the $2,898,000 loss in 2005 primarily because of the increased sales and marketing activities in 2006.

Liquidity and Capital Resources

On December 31, 2006, we had $7,675,000 in cash, $2,234,000 in accounts receivable, $3,083,000 in inventory and a total of $739,000 in current liabilities, for a total working capital of $12,375,000. Net cash used in operating activities for the year ended December 31, 2006 was $3,623,000, primarily to purchase long lead time inventory, eliminate engineering liabilities and fund increased accounts receivable, compared to cash used in operating activities of $8,045,000 for the year ended December 31, 2005. Net cash used in investing activities for the year ended December 31, 2006 was $492,000, primarily to acquire equipment for sales and engineering activities, compared to net cash used in investing activities for the year ended December 31, 2005 of $544,000. Net cash provided by financing activities was $6,612,000 for the year ended December 31, 2006 from proceeds of a secondary stock and warrant offering, proceeds received upon exercise of warrants to purchase common stock and from installment loans to purchase equipment, compared to net cash provided by financing activities of $13,765,000 for the year ended December 31, 2005, primarily from the secondary offerings that were completed in July 2005 and December 2005. At December 31, 2006, we also had available a $2,500,000 bank line of credit, secured by accounts receivable, inventory contract rights and general intangibles.

In July 2005, we completed an underwritten public offering of units of common stock and warrants to purchase common stock that provided net proceeds of the offering of approximately $10,700,000. In December 2005, we completed a private offering of units of common stock and warrants for the purchase of common stock that provided additional net proceeds of approximately $3,500,000. In October 2006, we completed an underwritten public offering of shares of common stock and warrants to purchase shares of common stock that provided gross proceeds of approximately $5 million. We anticipate that our current resources and our present level of personnel will be adequate to sustain our operations in the coming 12 months. The recent offering should allow us to accelerate expansion of our business.

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

In connection with the preparation of this Annual Report on Form 10-KSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of

December 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

Our executive officers, directors and key employees, and certain information about them, including their ages as of December 31, 2006, are as follows:

Name	Age	Position
David C. Owen	68	Chief Executive Officer and Director
Laura E. Owen	49	President, Chief Operating Officer, Corporate Secretary and Director
John C. Garrison	55	Chief Financial Officer and Treasurer
L. Derrick Ashcroft	77	Director
Noel Koch	67	Director
Roger L. Mason	54	Director
John Stransky	39	Director of National Sales
Randall Urban	47	Director of Engineering
David Nicholl	25	Director of Technology

The following is a brief description of the principal occupation and recent business experience of each of our directors, executive officers and key employees:

Directors and Executive Officers

David C. Owen has served as a director since January 2003 and as our Chief Executive Officer since July 2004. From July 2004 until August 2006, he also served as our President, and from January 2004 to July 2004, he was our Chief Financial Officer. Since 1985, Mr. Owen has been president of Owen & Associates, Inc., a private investment and management entity. Mr. Owen has more than 40 years of experience in the financial industry and has served in executive management positions with both retail and investment banks. He served as a Kansas State Senator from 1968 to 1972 and as Lieutenant Governor of Kansas from 1972 to 1974. He received a B.A. degree in Business Administration and Economics from Ottawa University in Ottawa, Kansas. In September 2004 in connection with an action brought by the Securities Commission of Kansas involving the private sale of a small amount of unregistered securities not involving us, Mr. Owen stipulated to a consent decree enjoining him and his agents from acting as a broker-dealer in Kansas unless registered under the Kansas Securities Act or exempt from registration, from offering or selling unregistered securities in Kansas unless exempt from registration, and from otherwise violating the Kansas Securities Act. Mr. Owen, who was not an officer, director or placement agent for the company involved, stipulated to the consent decree in order to dispose of the action expeditiously and did not admit any of the allegations. Mr. Owen the husband of Laura E. Owen. Mr. Owen does not currently serve on the board of directors of another public company.

Laura E. Owen has served as our President and a director since August 2006, as our Chief Operating Officer since March 2005, and as our Corporate Secretary since May 2003. From 1998 until May 2003, she served as President of Unicard.com, Inc., a travel insurance company. Ms. Owen has spent over two decades working on business issues in the public and private sectors. In 1991, she became the first woman to be appointed Secretary of Commerce for the State of Kansas, the state’s economic development agency. Ms. Owen received a B.S. degree in Business Administration from Delaware Valley College in Philadelphia. Ms. Owen is the wife of David C. Owen. Ms. Owen does not currently serve on the board of directors of another public company.

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

L. Derrick Ashcroft has served as a director since March 2005. Mr. Ashcroft was involved in banking and tax consulting for high net worth individuals. He currently owns and operates a cattle ranch in New Mexico, and over the last five years, he has served on boards of several companies. He currently serves on the board of Dwango North America Corp, a publicly traded company. Mr. Ashcroft received an M.A. degree from Oxford University in England.

Noel Koch has served as a director since March 2005. He is an expert on terrorism and security-related issues, with over 40 years of experience in developing advanced analytical procedures for identifying and assessing potential threats to individuals and to institutional and corporate assets. Since August 1986, Mr. Koch has served as the president and chief executive officer of International Security Management, Inc., a provider of security services to foreign and domestic government agencies, corporations and individuals in high-risk environments. Since August 1986, he also has served as the president and chief executive officer of Transecur, Inc., an on-line, interactive global security information service with offices in the U.S. and Europe. Mr. Koch also is a partner in Anchor Special Risks Registry, a computer-based system designed to record and assess hostile activities towards corporations and other institutions. Mr. Koch is a former instructor for the U.S. State Department’s Anti-Terrorism Assistance Program, and served for over five years as Director of Special Planning in the U.S. Department of Defense. Mr. Koch received a B.A. degree in English from Widener University and an M.A. degree in Political Science from Bryn Mawr College. Mr. Koch does not presently serve on the board of directors of another public company.

Roger L. Mason has served as a director since January 2004. From May 2002 until January 2004, he served as a director of ICOP Nevada. Since 1995, Mr. Mason has been a broker at the Fishman & Company Realtors, a real estate business, in Olathe, Kansas. He received a B.S. degree in Construction Technology from Pittsburg State University in Pittsburg, Kansas. Mr. Mason does not presently serve on the board of directors of another public company.

There are no family relationships among our executive officers and directors, except that Mr. and Ms. Owen are husband and wife.

Key Employees

John Stransky has served as our Director of National Sales since July 2006. From January 2006 to July 2006, he was one of our sales representatives. From November 2003 to January 2006, Mr. Stransky was a sales representative for Devtron Electronics, Inc., a contract manufacturer specializing in mixed technology assemblies and, prior to that, worked as a sales representative for Ideacom Midwest, a provider or business voice and data communication systems. Mr. Stransky attended Webster University in St. Louis, Missouri.

Randall Urban has served as our Director of Engineering since July 2006 and served as our Director of Hardware Development since November 2005. Before joining us, he served as a design engineer for InnovASIC, Inc., a designer of digital, analog and mixed signal replacement integrated circuits since 1996. Mr. Urban received a B.S. degree in Electrical Engineering from Kansas State University.

David Nicholl has served as our Director of Technology since August 2006. He researches new technologies and assesses their potential to become new products or services for ICOP and advises Company leadership on technical strategy for the delivery of innovative, leading-edge capabilities to our customers. He also provides technical assessments of potential mergers and acquisitions. He interacts with the Sales Team to field innovative products to meet the broad and evolving demands of ICOP’s customers, and works with the Engineering Team to help improve ICOP’s future product releases by assisting in prioritizing features for future products and by communicating customer feedback to the Engineering group. Mr. Nicholl graduated with a Bachelors of Science degree in Biochemistry and Molecular Biology from Boston University in May 2004. From May 2004 until August 2006 he held various technology and quality-related positions for Bayer Healthcare, Inc.

Advisory Board

In November 2005, we formed an Advisory Board of experts in the industries we serve. The Advisory Board is currently made up of two persons, and we anticipate that it will have more members in the future.

Lou Anemone has served as a member of our Advisory Board since November 2005. Until his retirement in 1999, he was Chief Operating Officer of the New York Police Department. From October 2001 to December 2001, he was Deputy Director of the New York State Office of Public Security. From December 2001 to May 2003, he was Director of Security for the Metropolitan Transportation Authority. From November 1999 until October 2001, and since June 2003, Chief Anemone has owned and operated a law enforcement and counter-terrorism consulting company, Anemone Consulting, Inc.

Col. John Garrett, USMC (retired) has served on our advisory board sice December 2006. Following a highly decorated and accomplished military career spanning more than 30 years, Col. Garrett is currently engaged in assisting clients in identifying federal grants and contracting opportunities for government projects in the United States and abroad through daily contact with U.S. government procurement agencies. Domestically, his work focuses on programs and procurements in the homeland security arena, while his international efforts concentrate on such areas as Iraqi and Afghanistan reconstruction programs. Once an opportunity is identified, Col. Garrett helps clients navigate the complex process of defining the government’s specific program requirements and then developing comprehensive capability statements that communicate that the client provides the best value and is best able to meet government requirements. In nearly 30 years of developing relationships throughout the U.S. government and defense industry, Col. Garrett has developed strong networks with policy and decision makers in the U.S. Congress; the Departments of State, Defense and Energy; and the Department of Homeland Security. The access that comes with these relationships allows Col. Garrett to know in advance - and in detail - how best to meet the needs of each agency’s procurement programs.

Board Classifications and Committees

Our Board of Directors is divided into three classes as nearly equal in number as possible. Each year the stockholders elect the members of one of the three classes to three-year terms of office. Currently, Mr. Ashcroft is serving a term that expires in 2007 as a Class B director, Mr. Owen and Mr. Koch are serving terms that expire in 2008 as Class A directors and Mr. Mason and Ms. Owen are serving terms that expire in 2009 as Class C directors.

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors, and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

Our Audit Committee is comprised of Messrs. Ashcroft, Koch and Mason. Mr. Ashcroft serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the Nasdaq Stock Market. The Board has determined that Mr. Ashcroft qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Compensation Committee. Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers;

•	administering our stock option and other equity compensation plans; and

•	reviewing and discussing with management the compensation discussion and analysis that the Securities and Exchange Commission will require in our future Form 10-Ks and proxy statements.

Our Compensation Committee is comprised of Messrs. Ashcroft, Koch and Mason. Mr. Mason serves as Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent under the rules of the Nasdaq Stock Market.

Nominating and Governance Committee. Our Nominating and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board of Directors and its committees and make recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering stockholder nominees for election to our Board of Directors; and

•	evaluating and recommending candidates for election to our Board of Directors.

Our Nominating and Governance Committee is comprised of Messrs. Ashcroft, Koch and Mason. Mr. Koch serves as Chairman of our Nominating and Governance Committee. The Board has determined that all members of the Nominating and Governance Committee are independent under the rules of the Nasdaq Stock Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We know of no deficiencies in compliance with section 16(a) of the Exchange Act during 2006, except that Noel Koch, a member of our board of directors, filed one Form 4 on an untimely basis.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and our other most highly compensated executive officers and other persons (the “Named Executive Officers”) for services rendered to ICOP in all capacities for the last two fiscal years, but is limited to executive officers other than our Chief Executive Officer who earned more than $100,000 in total compensation during the last fiscal year.

Summary Compensation Table for 2006 and 2005

Name and Principal Position (a)	Year (b)	Salary ($) ( c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David C. Owen	2006	136,539	—	1,170,000	164,000	—	—	18,263	1,488,802
Principal Executive Officer	2005	119,792	—	—	589,000	—	—	18,923	727,715

Laura E. Owen	2006	125,000	—	1,170,000	52,000	—	—	16,599	1,363,599
Principal Operating Officer	2005	119,792	—	—	357,000	—	—	13,369	490,161

John C. Garrison	2006	108,000	—	—	37,000	—	—	1,350	146,350
Principal Financial Officer	2005	40,500	—	—	10,000	—	—	—	50,500

(e)	Stock awards include a 200,000 shares of restricted common stock awarded to each officer. Fair value of these restricted share awards was determined to be $5.85 on the grant date. Half of the shares become vested when the company accumulates a total of $15 million in revenue. Half of the shares become vested when the company achieves three consecutive months positive earnings before interest, taxes, depreciation and amortization. Upon meeting the conditions and vesting of the award, the officer will also receive a cash bonus equal to the income tax cost of the stock award.
(f)	Option awards include the fair value determined at grant date using Black-Scholes valuation model. In 2006, the company cancelled option awards of 600,000 shares of common stock and reissued the same number of option awards with an exercise price of $5.85 per share. Accordingly, compensation was reported for the increase in fair value.
(i)	Mr. Garrison was paid $87,400 for accounting fees earned in 2005 prior to becoming an employee of the Company.

Option Exercises and Holdings

The following table sets forth, as to those Named Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2006, and the number of shares of common stock received upon exercise of options during the last fiscal year.

Outstanding Equity Awards At December 31, 2006

Name and Principal Position (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable ( c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
David C. Owen	100,000	—	—	$5.85	12/31/12	200,000	1,102,000
Principal Executive Officer	50,000	—	—	$5.85	12/31/12
	50,000	—	—	$5.50	12/31/14
	200,000	—	—	$5.85	12/31/15

Laura E. Owen	12,500	—	—	$5.85	12/31/07	200,000	1,102,000
Principal Operating Officer	25,000	—	—	$5.85	4/26/09
	50,000	—	—	$5.50	12/31/14
	100,000	—	—	$5.85	12/31/15

John C. Garrison	6,000	4,000	—	$5.85	12/31/09	—	—
Principal Financial Officer	4,000	6,000	—	$5.85	12/31/10

(g)	Stock awards include a 200,000 shares of restricted common stock awarded to each officer. Half of the shares become vested when the company accumulates a total of $15 million in revenue. Half of the shares become vested when the company achieves three consecutive months positive earnings before interest, taxes, depreciation and amortization. Upon meeting the conditions and vesting of the award, the officer will also receive a cash bonus equal to the income tax cost of the stock award. Market value of the stock award was determined using the yearend closing market price of $5.51 per share.
(e)	Option awards include the fair value determined using Black-Scholes valuation model. In 2006, the company cancelled option awards of 600,000 shares of common stock and reissued the same number of option awards with an exercise price of $5.85 per share.
(c)	Option awards held by Mr. Garrison vest approximately ratably over a five-year period

Employment Agreements

David C. Owen, our Chief Executive Officer, is employed pursuant to a five-year Executive Employment Agreement dated August 10, 2006 with annual compensation of $225,000 per year. The agreement provides for increases in the base salary at the discretion of our board. The agreement notwithstanding, effective October 20, 2004, Mr. Owen voluntarily agreed to reduce his salary to $125,000 annually until we reached accumulated gross revenues of $8 million, at which time his salary was to be restored to $225,000 and accrued but unpaid salary and other compensation (which totaled approximately $115,000) would be paid in full. The $8 million threshold was achieved in December, 2006, Mr. Owen received payment of the unpaid compensation and his salary was restored to $225,000 effective January 1. 2007. The agreement further provides that Mr. Owen is entitled to participate in our stock option and 401(k) plans, to receive a monthly car allowance of $850 or a company provided vehicle, to be covered by our health insurance plan, and to reimbursement of reasonable out-of-pocket expenses. The agreement is renewable by mutual agreement.

Laura E. Owen, our President, Chief Operating Officer and Corporate Secretary, is employed pursuant to a five-year Executive Employment Agreement dated August 10, 2006 with annual compensation of $175,000 per year. The agreement notwithstanding, effective October 20, 2004, Ms. Owen voluntarily agreed to reduce her annual salary to $125,000 until we reach accumulated gross revenues of $8 million, at which time her salary would be restored to $175,000 and accrued but unpaid salary and other compensation (which totaled approximately $83,000) would be paid in full. The $8 million threshold was achieved in December, 2006, Ms. Owen received payment of the unpaid compensation and her salary was restored to $175,000 effective January 1. 2007. The agreement further provides that Ms. Owen is entitled to participate in our stock option and 401(k) plans, to receive a monthly car allowance of $850 or a company provided vehicle, to be covered by our health insurance plan, and to reimbursement of reasonable out-of-pocket expenses. The agreement is renewable by mutual agreement.

Director Compensation For 2006

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) ( c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
L. Derrick Ashcroft	9,500	—	26,000	—	—	—	35,500
Noel Koch	7,250	—	26,000	—	—	—	33,250
Roger Mason	8,750	—	26,000	—	—	—	34,750
Charles A. Ross	1,500	—	7,000	—	—	—	8,500

Each director receives cash compensation in the form of board and committee meeting fees. In addition, each director received compensation valued at $7,000 in 2006 as a result of the cancellation and reissuance of existing options at an exercise price of $5.85 per share. Mr Ross resigned his board membership effective August 9, 2006 and holds options to purchase 7,500 common shares. The remaining directors each received options for an additional 7,500 shares in 2006, valued at $19,000, as additional compensation. Each remaining director now holds options that expire in 2010 for 15,000 shares at a price of $5.85 per share and warrants that expire in 2010 for 5,000 shares at a price of $6.54.

Director Compensation

In March 2005, each of our non-employee directors received an option to purchase 5,000 shares of common stock for service on the Board and an option to purchase an additional 2,500 shares for service as Chairman of the Board and for each Board committee chaired. In November 2005, each member of the Audit Committee received a warrant to purchase 5,000 shares of common stock as additional compensation for their service on that committee. In the future, we plan to grant to each of our non-employee directors option or share compensation at each annual meeting of stockholders at which the director is re-elected or continues to serve as a director for the ensuing year. Non-employee directors also receive $500 for each quarterly Board meeting attended in person, together with reimbursement of expenses incurred to attend the meeting and $250 for each Board meeting attended telephonically.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information regarding the beneficial ownership of our common stock, as of March 16, 2007 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of December 31, 2006 (March 3, 2007), are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner(1)	No. of Shares Beneficially Owned		%
Officers and Directors
David C. Owen	1,149,900	(2)	14.7%
Laura E. Owen	1,149,900	(2)	14.7%
Roger L. Mason	80,000	(3)	1.1%
L. Derrick Ashcroft	20,000	(4)	*
Noel Koch	20,300	(4)	*
John C. Garrison	26,197	(5)	*
All directors and officers as a group (six persons)	1,296,397	(6)	16.4%

5% Stockholders
Paulson Investment Company, Inc. (7)	1,265,056	(8)	15.8%
Paulson Capital Corp.(7)	1,265,056	(9)	15.8%
Paulson Family LLC(7)	1,287,356	(10)	16.1%
Chester L.F. Paulson and Jacqueline M. Paulson(7)	1,527,264	(11)	18.7%
Walrus Partners, LLC	396,279	(12)	5.5%

*	Less than 1%
(1)	Except as otherwise noted, the address of all persons named in this table is: c/o ICOP Digital, Inc., 16801 W. 116th Street, Lenexa, Kansas 66219.
(2)	Mr. Owen and Ms. Owen beneficially own: nonstatutory options held by Owen Enterprises, LLC to purchase 100,000 shares of common stock; the nonstatutory options held by Mr. Owen to purchase 300,000 shares of common stock; and nonstatutory options held by Ms. Owen to purchase 187,500 shares of common stock. In addition to options, Mr. and Ms. Owen beneficially own: 40,000 shares of common stock held by David & Laura Owen Trust dated 6/4/97; 60,400 shares of common stock held by Owen Enterprises, LLC; 25,000 shares of common stock held by Owen & Associations, Inc. Profit Sharing Plan; 5,000 shares of common stock held by DBM, LP; 5,000 shares of common stock held by Emerson B. Wells, LP; 25,000 shares of common stock held by MDN, LP; 2,000 shares of common stock held by Ms. Owen; 200,000 shares of restricted stock held by Mr. Owen; and 200,000 shares of restricted stock held by Ms. Owen.
(3)	Consists of 60,000 shares of common stock, and a warrant to purchase 5,000 shares of common stock and options to purchase 15,000 shares of common stock that are exercisable within 60 days of December 31, 2006.
(4)	Consists of a warrant to purchase 5,000 shares of common stock and options to purchase 15,000 shares of common stock that are exercisable within 60 days of December 31, 2006.
(5)	Consists of 16,197 shares of common stock, and options to purchase 10,000 shares of common stock that are exercisable within 60 days of December 31, 2006. Includes 1,197 shares of common stock purchased through the company employee stock purchase plan on February 1, 2007.
(6)	Includes warrants to purchase 15,000 shares of common stock and options to purchase 642,500 shares of common stock that are exercisable within 60 days of December 31, 2006.
(7)	The address of each Paulson 5% stockholder is: 811 SW Naito Parkway, Suite 200, Portland, Oregon 97204. Holdings of 5% stockholders are reported in reliance upon filings of the 5% stockholders with the Securities and Exchange Commission.

(8)	Consists of 490,000 shares of common stock and warrants to purchase 775,056 shares of common stock that are exercisable within 60 days of December 31, 2006.
(9)	Consists of all shares of common stock beneficially owned by Paulson Investment Company, Inc.
(10)	Consists of 22,300 shares of common stock and all shares of common stock and warrants beneficially owned by Paulson Capital Corp., the beneficial owner of shares of common stock and warrants held by Paulson Investment Company, Inc.
(11)	Includes 100,000 shares of common stock and warrants to purchase 139,908 shares of common stock owned by Mr. Paulson or the Paulsons as joint tenants. The figure also reflects all shares actually or beneficially owned by Paulson Family LLC, of which Mr. and Mrs. Paulson are the principal members.
(12)	The address of 5% stockholder is: 8014 Olson Memorial, #232, Golden Valley, MN 55427. Holding of 5% stockholder is reported in reliance upon filings of the 5% stockholders with the Securities and Exchange Commission. Walrus is an investment advisor and may be deemed to possess voting and dispositive power over the securities. Walrus disclaims beneficial ownership of these securities.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Transactions Involving Shareholders

Paulson Investment Company, Inc., the representative of the underwriters in the December 2005 and October 2006 offerings, is a greater than 5% stockholder. Paulson acted as the placement agent in a private placement of 650,000 shares of common stock and 227,500 warrants in December 2005, pursuant to which Paulson received cash commission of approximately $308,000 and a warrant to purchase up to 65,000 shares of common stock and 22,750 warrants (each warrant to purchase one share of common stock) with an exercise price of $5.92 per one share and 0.35 warrants. In connection with the October 2006 offering of 1,150,000 common shares and 1,150,000 common share warrants, Paulson received as compensation a 10% underwriting discount on the shares and warrants sold by it. In addition, Paulson received a non-accountable expense allowance of approximately $160,000 from the sale of the shares and warrants.

Each of the aforementioned transactions with related parties was approved or ratified by a majority of our independent directors who did not have an interest in the transactions and who had access, at our expense, to the company’s or independent legal counsel.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our Audit Committee.

Director Independence

Three members on our board of directors, Derrick Ashcroft, Noel Koch and Roger Mason are independent in accordance with the rules of the Nasdaq Stock Market. These independent directors also serve as members of our nominating, compensation and audit committees. Mr. Ashcroft chairs the audit committee. Mr. Mason chairs the nominating committee. Mr. Koch chairs the compensation committee.

Item 13.	Exhibits.

(a) The following exhibits are furnished as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

3.5	Fourth Articles of Amendment to Articles of Incorporation

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.2	Form of Redeemable Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.3	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.4	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.6	Form of Warrant Agreement between the Registrant and Computershare Trust Company, Inc. and Form of Warrant, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.7	Form of Purchase Warrant to placement agent (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.8	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.9	Form of Warrant issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.10	Form of Warrant issued to Lou Anemone (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.11	Form of Warrant issued to independent directors (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.12	Form of Securities Purchase Agreement, Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Form 8-K current report filed December 9, 2005)

4.13	Warrant issued to Investor Awareness, Inc. dated March 7, 2005 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.1	2002 Stock Option Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.2	Software Decode License Agreement dated as of January 7, 2005 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.3	Memorandum of Understanding between the Registrant and TriSquare Communications (Hong Kong) Co., Ltd., dated as of February 11, 2004 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.4	Development and Manufacturing Agreement between the Registrant and Tietech Co., Ltd., dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.10	Commercial Lease Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.12	Line of Credit Note dated June 23, 2005 to Frontier Bank (incorporated by reference to Exhibit 99.1 to the Form 8-K filed July 1, 2005)

17.1	Resignation Letter of Charles A. Ross, Sr. dated June 15, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 15, 2006)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CTR	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

Item 14.	Principal Accountant Fees and Services

	2006	2005
1) Audit fees	$60,729	$16,760
2) Audit related fees	13,573	22,280
3) Tax fees	0	0
4) All other fees	0	0

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

Signature	Title	Date

/s/ David C. Owen	Director, Chairman	March 22, 2007
David C. Owen	(Principal Executive Officer)

/s/ Laura E. Owen	Director, President	March 22, 2007
Laura E. Owen	(Principal Operating Officer)

/s/ John C. Garrison	Chief Financial Officer	March 22, 2007
John C. Garrison	(Principal Accounting and Financial Officer)

/s/ Roger L. Mason	Director	March 22, 2007
Roger L. Mason

/s/ L. Derrick Ashcroft	Director	March 22, 2007
L. Derrick Ashcroft

/s/ Noel Koch	Director	March 22, 2007
Noel Koch

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICOP Digital, Inc.

We have audited the accompanying balance sheet of ICOP Digital, Inc. as of December 31, 2006, and the related statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOP Digital, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP

Englewood, Colorado

March 21, 2007

ICOP DIGITAL, INC.

BALANCE SHEET

DECEMBER 31, 2006

Assets
Current assets:
Cash and cash equivalents	$7,675,296
Accounts receivable, net	2,233,750
Inventory, at lower of cost or market	3,082,770
Prepaid expenses	121,698

Total current assets	13,113,514

Property and equipment, less accumulated depreciation of $361,342 (Note 3)	840,357

Other assets:
Deferred patent costs	77,620
Security deposit	15,000

$14,046,491

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$181,517
Accrued liabilities	347,648
Unearned revenue	209,439

Total current liabilities	738,604

Shareholders’ equity (Note 6):
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 7,229,481 shares issued and outstanding	26,997,100
Accumulated other comprehensive income (loss), net of tax	—
Retained deficit	(13,689,213)

Total shareholders’ equity	13,307,887

$14,046,491

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
Sales, net of returns and allowances	$6,620,781	$1,760,421
Cost of sales	3,819,842	1,051,570

Gross profit	2,800,939	708,851

Operating expenses:
Debt issue expense (Note 4)	—	470,000
Selling, general and administrative	5,535,989	2,259,176
Research and development	903,125	796,082

Total operating expenses	6,439,114	3,525,258

Loss from operations	(3,638,175)	(2,816,407)

Other income (expense):
Realized income/(loss) on foreign currency translation	29,982	(26,909)
Interest income	120,329	52,752
Interest expense	(30,381)	(107,234)

Loss before income taxes	(3,518,245)	(2,897,798)

Income tax provision (Note 5)	—	—

Net loss	$(3,518,245)	$(2,897,798)

Basic and diluted net loss per share	$(0.58)	$(0.92)

Basic and diluted weighted average common shares outstanding after consideration of reverse stock split March 10, 2005 (Note 1)	6,034,032	3,156,538

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENT OF OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2006	2005
Net loss	$(3,518,245)	$(2,897,798)
Other comprehensive income (loss), net of tax:
Foreign currency translation	71,695	189,290

Comprehensive loss	$(3,446,550)	$(2,708,508)

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	25,000	$1,499,998	1,638,200	$3,221,268	$(117,595)	$(7,273,170)	$(2,669,499)

Fair value of warrants issued in bridge loans (Note 6)	—	—	—	470,000	—	—	470,000
July 2005, secondary offering of common stock and warrants, net of offering costs of $888,971 (Note 6)	—	—	2,990,000	10,580,667	—	—	10,580,667
Conversion of preferred stock to common stock (Note 6)	(25,000)	(1,499,998)	199,982	1,499,998	—	—	—
Fair value of warrants issued for public relations services (Note 6)	—	—	—	32,000	—	—	32,000
December 2005, private offering of common stock and warrants, net of offering costs of $134,854 (Note 6)	—	—	650,000	3,499,750	—	—	3,499,750
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	189,290	—	189,290
Net loss for the year ended December 31, 2005	—	—	—	—	—	(2,897,798)	(2,897,798)

Balance at December 31, 2005	—	—	5,478,182	19,303,683	71,695	(10,170,968)	9,204,410
March 2006, exercise of warrants to purchase common stock	—	—	22,798	155,254	—	—	155,254
May 2006, restricted common stock issued in exchange for services (Note 6)	—	—	400,000	2,340,000	—	—	2,340,000
May 2006, value of restricted shares deferred until future periods (Note 6)	—	—	—	(1,801,000)	—	—	(1,801,000)
Stock options and warrants issued in exchange for services provided (Note 6)	—	—	—	438,000	—	—	438,000
Stock issued under employee stock purchase plan (Note 6)	—	—	1,300	6,903	—	—	6,903
September 2006, exercise of warrants to purchase common stock	—	—	177,201	742,472	—	—	742,472
October 2006, secondary offering of common stock and warrants, net of offering costs of $188,063 (Note 6)	—	—	1,150,000	5,811,787	—	—	5,811,787
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(71,695)	—	(71,695)
Net loss for the year ended December 31, 2006	—	—	—	—	—	(3,518,245)	(3,518,245)

Balance at December 31, 2006	—	$—	7,229,481	$26,997,100	—	$(13,689,213)	$13,307,887

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,518,245)	$(2,897,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	238,063	85,099
Stock warrant compensation expense (Notes 1 and 6)	20,000	502,000
Stock option compensation expense (Notes 1 and 6)	418,000	—
Restricted stock compensation expense (Notes 1 and 6)	539,000	—
Unrealized foreign currency reserve	—	139,836
Changes in operating assets and liabilities:
(Increase) in accounts receivable, inventory and prepaid expenses	(1,313,500)	(4,046,970)
(Decrease) in accounts payable and accrued liabilities	(6,662)	(1,827,562)

Net cash used in operating activities	(3,623,344)	(8,045,395)

Cash flows from investing activities:
Purchases of property and equipment	(476,312)	(529,199)
Deferred patent costs	(16,140)	—
Deposits	—	(14,750)

Net cash used in investing activities	(492,452)	(543,949)

Cash flows from financing activities:
Proceeds from issuance of notes payable	68,000	3,421,308
Principal payments on notes payable	(172,913)	(3,737,034)
Proceeds from the sale of common stock	6,904,480	14,684,242
Payment of offering costs	(188,064)	(603,825)

Net cash provided by financing activities	6,611,503	13,764,691

Effect of currency exchange rate changes on cash	(49,454)	49,454

Net change in cash	2,446,253	5,224,801

Cash, beginning of period	5,229,043	4,242

Cash, end of period	$7,675,296	$5,229,043

Supplemental disclosure of cash flow information:
Income taxes	$—	$—

Interest	$32,465	$116,993

Non-cash investing and financing transactions:
Preferred stock converted to common stock	$—	1,499,998

Foreign currency translation	$29,982	75,581

Equipment acquired with notes payable	$—	$38,627

See accompanying notes to financial statements

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Operations

ICOP Digital, Inc. engineers, produces and markets state-of-the-art mobile and stationary surveillance solutions (including hardware, software and services) to equip first responders in protecting their communities with both live video and recorded high-quality digital evidence. Its offices are located in Lenexa, Kansas.

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

Following is an analysis of the change in cumulative translation adjustment:

Accumulated other comprehensive income (loss)
Balance at December 31, 2004	$(117,595)
Change in translation adjustment	$189,290
Income tax effect	$—

Balance at December 31, 2005	$71,695
Change in translation adjustment	$(71,695)
Income tax effect	$—

Balance at December 31, 2006	$—

There have been no material foreign currency translation rate changes since December 31, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At December 31, 2006, cash equivalents totaled $5,345,420.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consists of amounts due from customers (primarily law enforcement agencies) located in the US and abroad. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. As of December 31, 2006, management had established an allowance for uncollectible accounts of $65,000.

Inventory

Inventory, which consists primarily of digital cameras and related hardware and accessories, is stated at the lower of cost or market, with costs determined using the first-in first-out method. The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for Company sales. The Company records a provision for obsolete or excess inventory whenever impairment has been identified. At December 31, 2006, inventory included pre-purchased components with a cost of $174,867 that are held by our contract manufacturer in Japan.

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments of insurance, rent, maintenance and trade deposits which will be reflected as an expense during the future periods benefited.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from two to seven years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The recoverability of property and equipment is evaluated whenever indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment charges have been recorded for the years ended December 31, 2006 and 2005.

Impairment of Long-lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. They assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2006 and 2005.

Recognition of Revenue and Costs of Services

Revenues consist of the sales of electronic equipment, accessories and labor. Billings are rendered as the goods are shipped and recognized at the time of shipment. Direct costs of services include compensation, related payroll taxes, benefits and workers’ compensation insurance, and outsourcing costs. Costs of services are recognized at the time of shipment.

Revenue is recognized upon shipment, if the contract shipping term is FOB shipping point, and upon delivery, if the contract shipping term is FOB destination, provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Cost incurred for shipping and handling is included in cost of revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

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

Unearned Revenue

Amounts billed for extended warranties sold to customers are deferred and amortized to revenue over the effective term of the agreements. Generally the extended warranty agreement becomes effective at the end of the one-year warranty provided with the sale of equipment. The initial one-year warranty period is supported by our equipment manufacturers. No significant revenue has been reported to date from sale of extended warranties.

Advertising Expenses

All advertising expenditures are expensed as incurred. Advertising expenses for 2006 and 2005 were $257,000 and $122,000, respectively.

Research and Development

Research and development costs are charged to expense as incurred.

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Share-based Payment Arrangements

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-based payment, which requires that compensation related to all stock-based awards, including stock options and restricted common stock, be recognized in the financial statements based on their estimated grant-date fair value. The Company previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. The Company is using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in our prior pro forma disclosures. The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial.

Loss per Common Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2006, the Company has options and warrants outstanding that could be exercised representing a total of 6,302,750 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

The weighted average number of common shares outstanding was calculated based upon post-split shares for all periods presented.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, restricted cash and accounts receivable. Cash and restricted cash are deposited with high quality financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 of deposits maintained at any one financial institution. On December 31, 2006, the Company had approximately $7,275,000 in excess of insured levels, based upon bank records, at four different financial institutions. Accounts receivable are derived from revenue earned primarily from municipal law enforcement agencies located in the U.S. The Company generally does not require collateral from the law enforcement agencies.

The Company purchased from our Japanese contract manufacturer approximately 73% and 76% of inventory during the years ended December 31, 2006 and 2005 and anticipates that approximately 50% of inventory will be purchased from this supplier in the coming year. The Company’s product line to date has been concentrated in one product; the ICOP Model 20/20 Digital Video Recording System, all of which have been purchased from this one supplier. If required, an alternate supplier would not be immediately available. Additional products are being developed and the product line will expand in 2007.

The Company sold substantially all of its products to law enforcement agencies in the US and abroad or to distributors selling to law enforcement agencies. Accordingly, substantially all accounts receivable at December 31, 2006 are concentrated in the law enforcement industry.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, receivables, payables, and other current liabilities at December 31, 2006 approximate fair value due to the short-term maturity of the instruments.

New Accounting Standards

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 had no impact on the Company’s financial statements.

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 had no impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Since the issuance of SFAS 123(R), three FASB Staff Positions (FSPs) have been issued regarding SFAS 123(R): FSP FAS 123(R)-1—Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), FSP FAS 123(R)-2—Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), and FSP FAS 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. These FSPs will be applicable upon the initial adoption of FAS 123(R). The effect of SFAS 123(R) is more fully described in Note 6.

SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 had no impact on the Company’s financial statements.

FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities,” requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 had no impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of SFAS 143. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. Implementation of FIN 47 had no impact on our financial statements.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but the Company does not currently expect SFAS 154 to have a material impact on our financial statements.

In June 2005, the EITF reached a consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue 04-10 confirmed that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The consensus in this issue should be applied for fiscal years ending after September 30, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of EITF Issue 04-10 did not have a material impact on our disclosures.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue 04-13 requires that purchases and sales of inventory with the same counterparty in the same line of business should be accounted for as a single non-monetary exchange, if entered into in contemplation of one another. The consensus is effective for inventory arrangements entered into, modified or renewed in interim or annual reporting periods beginning after March 15, 2006. The adoption of EITF Issue 04-13 did not have a material impact on our financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 has no current applicability to the Company’s financial statements. Management plans to adopt SFAS No. 155 on January 1, 2007 and it is anticipated that the initial adoption of this statement will not have a material impact on the our financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements. Management plans to adopt FIN 48 on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

Note 2: Related Party Transactions

Notes and loans payable to related parties consisted of unsecured advances made to the Company under promissory note agreements for working capital purposes and accrued interest at rates from 8 to 10 percent per annum thereon. During the year ended December 31, 2005, a shareholder advanced $300,000 to the Company as a demand note that accrued interest at approximately 8% per annum. The Company recorded interest expense of $13,447 on the notes for the year ended December 31, 2005. All notes and loans from shareholders were repaid in 2005.

Note 3: Property and Equipment

Property and equipment consisted of the following as of December 31, 2006:

Equipment	$419,922
Vehicles	351,686
Furniture	265,243
Leasehold improvements	164,848

1,201,699
Less: accumulated depreciation	(361,342)

$840,357

Depreciation expense was $238,063 and $85,099 for the years ended December 31, 2006 and 2005.

Note 4: Debt

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 5: Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended December 31,
	2006	2005
U.S. statutory federal rate	34%	34%
State income tax rate, net of federal benefits	5%	3%
Net operating loss (NOL) for which no tax benefit is currently available	(39)%	(37)%

	0%	0%

At December 31, 2006, deferred taxes consisted of a net tax asset of $4,872,000 due to operating loss carryforwards of $13,075,000, which was fully allowed for, in the valuation allowance of $4,872,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2006 was $1,336,000. Net operating loss carryforwards will expire through 2026. The value of these carryforwards depends on the ability of the company to generate taxable income.

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6: Shareholders’ Equity

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

Stock Issued for Cash

In July 2005, the Company completed a registered equity offering including a total of 2,990,000 shares of common stock and warrants to purchase another 2,990,000 shares of common stock for net proceeds of approximately $10.5 million, after deducting transaction costs of approximately $1.8 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share for a period of five years and are callable at a price of $.25 per share when the Company achieves $15 million in accumulated revenue. In addition the underwriter has an option to acquire 260,000 shares of common stock at a price of $4.95 per share. Each share acquired by the underwriter would be paired with a warrant to purchase another share of common stock at a price of $6.19 per share, up to a total of 260,000 shares. On completion of this offering all remaining preferred stock was converted to common stock.

In December 2005, the Company completed a private equity offering including a total of 650,000 shares of common stock and warrants to purchase another 227,500 shares of common stock for net proceeds of approximately $3.5 million, after deducting transaction costs of approximately $0.3 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share until July 2010 and are callable at a price of $.25 per share when the Company achieves $15 million in accumulated revenue. In addition the underwriter has an option to acquire 65,000 shares of common stock at a price of $5.92 per share. Each share acquired by the underwriter would be paired with .35 warrants to purchase additional shares of common stock at a price of $6.19 per share, up to a total of 22,750 shares. Shares and warrants sold in this private offering were registered in January 2006.

In March 2006, a shareholder exercised warrants to purchase 22,798 shares of the Company’s no par common stock at a total net proceeds of $155,254. In September 2006, additional shareholders exercised warrants to purchase 177,201 shares of the Company’s no par common stock at a total net proceeds of $717,472.

In August 2006, the Company sold 1,300 shares of its no par common stock to employees under its Employee Stock Purchase Plan at a total price of $6,904. At December 31, 2006, an additional 198,700 registered shares remain available for employees to purchase under this plan and approximately $19,000 has been withheld from employees to purchase shares February 1, 2007.

In October and November 2006, the Company sold 1,150,000 shares of the Company’s no par common stock and 1,150,000 warrants to purchase shares of the Company’s no par common stock in a registered secondary offering for a total net proceeds of approximately $5.8 million. The warrants are exercisable at $6.19 per share until June 2010 and are callable at a price of $.25 per share when the Company achieves $15 million in accumulated revenue.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Issued for Consideration Other than Cash

Stock Option Plan

The Company established a Stock Option Plan (the “Plan”) in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant options to purchase common stock; restricted stock awards, cash, shares of common stock or any combination. In August 2006, the plan was amended to increase the number of shares available under this plan to 1,500,000. At December 31, 2006, 277,500 shares remain available to be issued under this plan.

Under SFAS 123R, the Company’s stock options are categorized as equity awards. Accordingly, compensation expense for options is measured based on the grant date fair value and is amortized into earnings over the service period as the options vest. The fair value of the options is estimated using the Black-Scholes option-pricing model. The options have a maximum term of ten years and may, at the discretion of the Company, be exercised using cashless exercise.

Award of Restricted Common Stock for Services

In May 2006, the board of directors granted a total of 400,000 shares of restricted common stock to two executive officers in recognition of their importance to the achievement of certain milestones and to the future of the company. The shares have been issued to the officers but are restricted from sale by the officers. Restrictions on 50% of the shares lapse when the company reaches a total of $15 million gross revenue from inception and restrictions on the remaining 50% of the shares lapse when the company reaches positive earnings before interest, taxes, depreciation and amortization for three consecutive months. The grant further provides that the officers will receive a supplemental bonus in an amount equal to the income tax liability incurred by the officers at the time the restrictions lapse. The company valued these restricted shares at the market value on May 4, 2006 of $5.85 per share for a total of $2,340,000. Progress toward the gross revenue target is measurable, but progress toward the positive earnings target is uncertain. Accordingly, the value of the shares related to the gross revenue target will be reported as compensation expense and added to paid-in capital ratably as revenue accumulates to the $15 million target. A total of $539,000 has been recognized as compensation expense at December 31, 2006. Any portion of the value that has not been recognized at the time the target is achieved will be recognized at that time. The value of the shares related to the positive earnings target will be recognized when that target is achieved.

Warrants and options granted, accounted for under the fair value method

On February 1, 2005, the Company granted bridge lenders warrants to purchase an aggregate of 400,000 post-split shares of the Company’s common stock at an exercise price of $4.13 per share. The warrants vested immediately and expire on January 31, 2010. The market price of the stock was $4.00 per share on the grant date. The Company valued the warrants at $1.176 per share, or $470,000, in accordance with SFAS 123, which was recorded as debt issue expense in the accompanying financial statements for the year ended December 31, 2005.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.43%
Dividend yield	0.00%
Volatility factor	34.00%
Weighted average expected life	3.75 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

On March 8, 2005, the Company granted a consultant options to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested on the date of grant. The options expired on September 30, 2006. On March 8, 2005 the quoted market price of the stock was $7.40 per share. The Company valued the options at $.40 per share, or $2,000, in accordance with SFAS 123, which was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2005.

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

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

In March 2006, the Company granted an employee an option under the 2002 Stock Option Plan to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The option vested 2,000 shares immediately and vests the remaining shares in four increments of 2,000 shares each through December 31, 2009 and expires on January 31, 2010. The quoted market price of the stock was $5.32 per share. The Company valued the option at $1.12 per share, or $11,000, in accordance with SFAS 123(R). The vested portion of $2,000 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.00%
Dividend yield	0.00%
Volatility factor	51.00%
Weighted average expected life	3.8 years

On May 4, 2006, the board of directors cancelled all outstanding stock options under the 2002 Stock Option Plan with an exercise price over the closing stock price for the company’s common stock on May 4, 2006 and granted new options at that closing price. Expiration dates and vesting terms of the replacement options were substantially identical to those cancelled. Collectively, the company replaced options to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The quoted market price of the stock on May 4, 2006 was $5.85 per share. The Company determined the average increase in the value of the issued options over the value of the cancelled options to be $0.53 per share, or $320,000, in accordance with SFAS 123(R). The vested portion of $297,000 was recognized as share-based payments in the accompanying financial statements.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

The increase in the fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.97%
Dividend yield	0.00%
Volatility factor	56.00%
Weighted average expected life	5.5 years

In August 2006, the Company granted four employees options under the 2002 Stock Option Plan to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The options vest in five annual increments of 7,000 shares each beginning December 31, 2006 and expire August 8, 2011. The quoted market price of the stock was $5.25 per share. The Company valued the option at $2.41 per share, or $85,000, in accordance with SFAS 123(R). The vested portion of $17,000 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	63.00%
Weighted average expected life	3.5 years

In August 2006, the Company granted three independent directors options under the 2002 Stock Option Plan to purchase an aggregate of 22,500 shares of the Company’s common stock at an exercise price of $5.85 per share. The options vest immediately and expire August 8, 2011. The quoted market price of the stock was $5.25 per share. The Company valued the option at $2.41 per share, or $54,000, in accordance with SFAS 123(R). The expense of $54,000 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	63.00%
Weighted average expected life	3.5 years

In August 2006, the Company granted a consultant a warrant to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The warrant is vested and expires August 10, 2009. The quoted market price of the stock was $5.25 per share. The Company valued the option at $2.05 per share, or $20,000, in accordance with SFAS 123(R). The expense of $20,000 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.72%
Dividend yield	0.00%
Volatility factor	48.00%
Weighted average expected life	3.5 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

In September 2006, in connection with the exercise of preferred stock warrant, the Company granted a warrant to a consultant to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $6.81 per share. The warrant vests immediately and expires on September 11, 2009. The quoted market price of the stock was $4.69 per share. The Company valued the option at $1.40 per share, or $42,000, in accordance with SFAS 123(R). The fair value of this warrant was charged against the proceeds of the shares issued in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.7%
Dividend yield	0.00%
Volatility factor	66.00%
Weighted average expected life	2.3 years

In October 2006, the Company granted four employees options under the 2002 Stock Option Plan to purchase an aggregate of 25,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The options vest in five increments of approximately 5,000 shares each beginning immediately through December 31, 2009 and expire on January 31, 2010. The quoted market price of the stock was $5.05 per share. The Company valued the option at $2.33 per share, or $58,000, in accordance with SFAS 123(R). The vested portion of $11,500 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.7%
Dividend yield	0.00%
Volatility factor	69.00%
Weighted average expected life	3.2 years

In November 2006, the Company granted two employees and two consultants options under the 2002 Stock Option Plan to purchase an aggregate of 40,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The options vests in five increments of approximately 8,000 shares each through December 31, 2009 and expire on January 31, 2010. The quoted market price of the stock was $5.55 per share. The Company valued the option at $2.73 per share, or $109,000, in accordance with SFAS 123(R). The vested portion of $31,000 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.7%
Dividend yield	0.00%
Volatility factor	70.00%
Weighted average expected life	3.2 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

In December 2006, the Company granted a consultant an option under the 2002 Stock Option Plan to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $5.85 per share. The option vests in five increments of approximately 2,000 shares each through December 31, 2009 and expires on January 31, 2010. The quoted market price of the stock was $5.51 per share. The Company valued the option at $2.64 per share, or $26,000, in accordance with SFAS 123(R). The vested portion of $3,000 was recorded as share-based payments in the accompanying financial statements.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.7%
Dividend yield	0.00%
Volatility factor	70.00%
Weighted average expected life	3.5 years

Warrants and options granted to employees, accounted for under the intrinsic value method

On January 5, 2005, the Company granted two employees options under the 2002 Stock Option Plan to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $5.50 per share. The options vested immediately and expire on December 31, 2014. The quoted market price of the stock was $5.50 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $2.50 per share, or $250,000, and is included in the pro forma schedule presented below.

On February 4, 2005, the Company granted one officer and three employees options under the 2002 Stock Option Plan to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested 20% immediately and 20% per year over the following four years. The options expire on December 31, 2009. The quoted market price of the stock was $6.40 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $0.97 per share, or $34,000, and is included in the pro forma schedule presented below.

On March 21, 2005, the Company granted four directors options under the 2002 Stock Option Plan to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The options vested immediately and expire on December 31, 2009. The quoted market price of the stock was $6.80 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $1.13 per share, or $34,000, and is included in the pro forma schedule presented below.

On November 20, 2005, the Company granted three independent directors warrants to purchase an aggregate of 15,000 shares of the Company’s common stock at an exercise price of $6.54 per share. The options vested immediately and expire on December 31, 2010. The quoted market price of the stock was $5.60 per share on the grant date. Stock-based compensation was recorded on the options based on the intrinsic value method at $0.00 per share. The fair value of the options was calculated at $1.27 per share, or $19,000, and is included in the pro forma schedule presented below.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Had compensation expense been recorded in 2005 based on the fair value of the above equity awards at the grant date, and charged to expense over vesting periods, consistent with the provisions of SFAS 123R, the Company’s net loss and net loss per share to common shareholders would have increased to the pro forma amounts indicated below:

Year ended December 31,
2005
Net loss, as reported	$(2,897,798)
Decrease due to employee stock options and warrants	(1,006,000)

Pro forma net loss	$(3,903,798)

As reported, net loss per share—basic and diluted	$(0.92)

Pro forma, net loss per share—basic and diluted	$(1.24)

Share Based Compensation Summary

Total compensation cost recognized under share-based payment arrangements during the years ended December 31, 2006 and 2005, including $42,000 charged to capital in 2006:

	2006	2005
Stock option awards	$418,000	$32,000
Restricted stock awards	539,000	—
Stock warrant awards	62,000	470,000

Total compensation cost	1,019,000	502,000
Income tax	—	—

Net compensation cost	$1,019,000	$502,000

Total compensation cost not yet recognized as of December 31, 2006, related to non-vested awards. The actual compensation cost recognized might differ due to forfeitures or cancellations. Vesting period for restricted stock awards is based on revenue and performance criteria so will differ from this estimate. Upon vesting of restricted stock awards, additional cash compensation will be paid to the holders to reimburse the income tax cost of the award.

	Amount	Weighted- average Remaining Vesting Period (years)
Stock option awards	$170,000	2.2
Restricted stock awards	1,801,000	1.0
Stock warrant awards	—	—

Total	$1,971,000

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Common stock option activity summary as of December 31, 2006 and 2005:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	230,000	$10.00
Granted	460,000	6.80
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2005	690,000	7.84

Cancelled	(600,000)	8.27
Granted	742,500	5.85
Exercised	—	—
Forfeited	(10,000)	5.85
Expired	—	—

Outstanding at December 31, 2006	822,500	5.81	6.5 years	$1,000

Exercisable at December 31, 2006	718,500	5.80	6.9 years	$1,000

	2006	2005
Total fair value of options vested during the period	$418,000	$32,000
Total intrinsic value of options exercised during the period	—	—

Restricted common stock activity summary as of December 31, 2006:

	Number of Shares	Weighted- average Grant-date Fair Value
Unvested at December 31, 2005	—	—
Granted	400,000	5.85
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2006	400,000	5.85

	Year ended December 31,
	2006	2005
Weighted-average grant-date fair value of restricted stock granted during the period	$2,340,000	$—
Total fair value of restricted stock vested during the period / total intrinsic value of restricted stock settled during the period	—	—

During the years ended December 31, 2006 and 2005, the Company received no proceeds for issuing restricted stock, and there were no cash settlements.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Common stock warrant activity as of December 31, 2006 and 2005:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	200,000	$10.00
Granted	4,295,250	5.93
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2005	4,495,250	6.47

Granted	1,190,000	6.22
Exercised	(200,000)	4.36
Forfeited	(5,000)	10.00
Expired	—

Outstanding and Exercisable at December 31, 2006	5,480,250	5.99	3.5 years	$699,600

Note 7: Commitments

Operating Lease Arrangements

The Company leases office space in Lenexa, Kansas under an operating lease expiring in 2010. Future minimum payments due under the non-cancelable lease are as follows:

Year ending December 31:
2007	176,000
2008	176,000
2009	176,000
2010	88,000

$616,000

Rent expense was $176,000 and $165,106 for the years ended December 31, 2006 and 2005, respectively.

Royalty Payments

The Company paid a royalty payment of $100 per unit for the first 1,000 in-car video units sold and has agreed to pay a royalty of approximately $20 per unit for all video units sold using a specific portion of current software.

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Company made “safe harbor” matching contributions of three percent of compensation for all eligible employees. Each participant is 100% vested at all times in employee and employer “safe harbor” contributions. The Company’s matching contributions to the 40l(k) plan were $17,696 and $6,183 in 2006 and 2005, respectively. Effective January 1, 2007, the company changed the “safe harbor” provisions to a company contribution of up to four percent of compensation for all eligible employees that themselves contribute up to five percent to the plan.

Note 8: Subsequent Events

Operating Lease Arrangements

In March 2007, the Company leased additional office and warehouse space in Olathe, Kansas under an operating lease expiring in June 2010 at a monthly rental, including variable charges of approximately $5,000 per month.