Form 10QSB
period 2007-03-31
ICOP DIGITAL, INC
filed 2007-05-11
CIK 1094572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The issuer had 7,234,738 shares of its common stock issued and outstanding as of April 26, 2007, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

PART I — FINANCIAL INFORMATION

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

Item 1. Financial Statements

ICOP DIGITAL, INC.

Condensed Balance Sheet (Unaudited)

March 31, 2007
Assets
Current Assets
Cash	$6,103,496
Cash, restricted	2,523,681
Accounts receivable, net	1,423,236
Inventory, at cost	2,239,870
Prepaid expenses	156,689

Total current assets	12,446,972
Property and equipment, at cost, net of accumulated depreciation of $432,449	830,026
Other Assets:
Investment in marketing company, at cost	25,000
Deferred patent costs	77,620
Deposits	18,258

$13,397,876

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$218,693
Accrued liabilities	318,603
Unearned revenue	230,941

Total current liabilities	768,237

Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 7,234,738 shares issued and outstanding	27,259,615
Accumulated other comprehensive income, net of tax	49,136
Accumulated deficit	(14,679,112)

Total Shareholders’ Equity	12,629,639

$13,397,876

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
Sales, net of returns	$2,272,168	$801,675
Cost of sales	1,246,181	457,866

Gross profit	1,025,987	343,809

Operating expenses:
Selling, general and administrative	1,624,048	923,167
Research and development	458,951	249,887

Total operating expenses	2,082,999	1,173,054

Loss from operations	(1,057,012)	(829,245)
Other income (expenses):
Foreign currency translation	8,331	7,944
Interest income	67,118	25,980
Interest expense	(8,336)	(6,213)

Loss before income taxes	(989,899)	(801,534)
Income tax provision	—	—

Net loss	$(989,899)	$(801,534)

Basic and diluted loss per share	$(0.14)	$(0.15)

Basic and diluted weighted average common shares outstanding	7,232,869	5,485,528

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	—	$—	7,229,481	$26,997,100	$—	$(13,689,213)	$13,307,887
Value of restricted shares earned through vesting periods	—	—	—	225,600	—	—	225,600
Value of stock options earned through vesting periods	—	—	—	9,000	—	—	9,000
Stock issued under employee stock purchase plan	—	—	5,257	27,915	—	—	27,915
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	49,136	—	49,136
Net loss for the period ended March 31, 2007	—	—	—	—	—	(989,899)	(989,899)

Balance at March 31, 2007	—	$—	7,234,738	$27,259,615	$49,136	$(14,679,112)	$12,629,639

See accompanying notes to financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(989,899)	$(801,534)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	71,107	53,560
Share based payment	225,600	—
Stock options issued	9,000	1,000
Changes in operating liabilities:
Decrease (Increase) in accounts receivable, inventory and prepaid expenses	1,618,423	213,848
Decrease in accounts payable, accrued liabilities and unearned revenue	29,633	(27,350)

Net cash provided by (used in) operating activities	963,864	(560,476)

Cash flows from investing activities:
Purchases of property and equipment	(60,776)	(192,108)
Investment in marketing company	(25,000)	—
Deposits	(3,258)	—

Net cash used in investing activities	(89,034)	(192,108)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	56,000
Principal payments on notes payable	—	(8,863)
Proceeds from the sale of common stock	27,915	155,254

Net cash provided by financing activities	27,915	202,391

Effect of currency exchange rate changes on cash	49,136	5,378

Net change in cash	951,881	(544,815)
Cash, beginning of period	7,675,296	5,229,043

Cash, end of period	$8,627,177	$4,684,228

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	6,250	2,045

Non-cash financing transactions:
Foreign currency translation	$—	$(4,970)

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. There have been no updates or changes to our audited financial statements for the year ended December 31, 2006.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. was incorporated in May 2002 in Nevada and merged into a wholly owned subsidiary of the Company (a Colorado corporation) as of December 31, 2003 and was merged out of existence in June 2005. The Company, formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the law enforcement, security and defense industries. The Company’s offices are located in Lenexa, Kansas.

Note 3: Shareholders’ Equity

Sale of common stock

In February 2007, the Company sold 5,257 shares of its no par value common stock to employees under its Employee Stock Purchase Plan at a total proceeds of $27,915.

Awards of restricted common stock and stock options

In prior years, the Company granted to employees, contractors and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Compensation expense related to these unvested awards of $234,600 and $1,000 has been recorded in the three month periods ending March 31, 2007 and 2006.

Note 4: Income Taxes

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

During the three months ended March 31, 2007, the Company reported sales of $2,272,000 and cost of sales of $1,246,000 resulting in gross profit of $1,026,000 compared to sales of $802,000 and cost of sales of $458,000 resulting in gross profit of $344,000 for the same period of 2006. This represents an increase in sales of 182% and an increase in gross profit of 198% over the prior year. Significant sales of ICOP Model 20/20s began in June 2005. During the three months ended March 31, 2007, the Company incurred $459,000 in research and development expenses and $1,624,000 in selling, general and administrative expense, resulting in an operating loss of $1,057,000. During the three months ended March 31, 2006, the Company incurred $250,000 in research and development expenses and $923,000 in selling, general and administrative expense, resulting in an operating loss of $829,000. This represents an increase in research and development expense of 84% and an increase in sales, general and administrative expense of 76%. The increased level of expense in 2007 over the corresponding period of 2006 is the result of increased effort to enhance existing products and develop new products and increased staffing to support selling, marketing and customer support activities. The Company completed a secondary stock offering in October 2006 to allow it to increase inventory, expand its facilities, add personnel and extend its product line. Through 2007, we plan to continue to expand our selling, marketing, product promotion and product development activities to leverage what we believe to be our advantages in technology and pricing. Funding provided by the completed secondary offering will allow us to accelerate product development and manufacturing and exploit the enhanced and new products we are developing. These new products and the expansion of sales, service and support personnel should allow the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

On March 31, 2007, the Company had $6,103,000 in cash, $2,524,000 in cash restricted to inventory purchases, $1,423,000 in accounts receivable, $2,240,000 in inventory and a total of $768,000 in current liabilities, for a total working capital of $11,679,000. Net cash provided by operating activities for the three months ended March 31, 2007 was $964,000, primarily from reduction of inventory and accounts receivable balances, compared to cash used in operating activities of $560,000 for the three months ended March 31, 2006. Net cash used in investing activities for the three months ended March 31, 2007 was $89,000, primarily to acquire equipment for sales and engineering activities and support a marketing venture, compared to net cash used in investing activities for the three months ended March 31, 2006 of $192,000. Net cash provided by financing activities was $28,000 for the three months ended March 31, 2007 from sale of common stock under an employee stock purchase plan, compared to net cash provided by financing activities of $202,000 for the three months ended March 31, 2006, substantially from the loan proceeds and warrant conversions to common stock.

Our Capital Requirements

We believe that we have the necessary funds to finance our planned operations during the next 12 months. We have no commitments for material capital expenditures.

Employees

We have forty-one full time employees at March 31, 2007.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

ICOP DIGITAL, INC.

Date: May 9, 2007	By: /s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: May 9, 2007	By: /s/ John C. Garrison
John C. Garrison
Chief Financial Officer
Principal Financial and Accounting Officer