Form 10QSB
period 2007-06-30
ICOP DIGITAL, INC
filed 2007-08-14
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The issuer had 7,347,731 shares of its common stock issued and outstanding as of July 31, 2007, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

In addition to historical information, we make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

1.	the ICOP Model 20/20 or ICOP Model 20/20-W not being accepted by the law enforcement industry;

2.	difficulty meeting demand for in-car video technologies at a cost that results in a profit;

3.	our ability to improve our products and to develop other products necessary to compete in the industry;

4.	our ability to bring future products to market;

5.	the ICOP Model 20/20 or ICOP Model 20/20-W being replaced by more advanced technologies and thereby becoming obsolete;

6.	the limited number of our product offerings;

7.	budget cuts in the law enforcement industry affecting purchasing levels;

8.	our lack of profitability and operating history;

9.	our limited ability to control interruptions in production by the outside manufacturer of the ICOP Model 20/20 or the ICOP Model 20/20-W.

10.	our ability to protect proprietary rights or the possibility that others may bring infringement claims against us;

11.	a highly competitive and fragmented market;

12.	loss of key management personnel;

13.	our ability to manage rapid growth;

14.	criminal procedure court rulings that may exclude evidence collected by our systems;

15.	general economic and business conditions in the United States;

16.	potential warranty or product liability claims; and

17.	other factors detailed in our filings with the Securities and Exchange Commission.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, as of the date of this report, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors detailed in our filings with the Securities and Exchange Commission, not all of which are known to us. Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

Item 1.	Financial Statements

ICOP DIGITAL, INC.

Condensed Balance Sheet (Unaudited)

June 30, 2007
Assets
Current Assets
Cash	$4,783,989
Cash, restricted	2,366,029
Accounts receivable, net	1,998,031
Inventory, at cost	2,521,835
Prepaid expenses	136,941

Total current assets	11,806,825
Property and equipment, at cost, net of accumulated depreciation of $498,449	982,243
Other Assets:
Investment in marketing company, at cost	25,000
Deferred patent costs	77,620
Deposits	18,258

Total Assets	$12,909,946

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$315,420
Accrued liabilities	409,750
Unearned revenue	294,603

Total current liabilities	1,019,773

Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 7,292,095 shares issued and outstanding	27,753,857
Accumulated other comprehensive loss, net of tax	(35,912)
Accumulated deficit	(15,827,772)

Total Shareholders’ Equity	11,890,173

Total Liabilities and Shareholders’ Equity	$12,909,946

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales, net of returns	$2,529,025	$1,366,084	$4,801,193	$2,167,759
Cost of sales	1,397,717	805,385	2,643,898	1,263,251

Gross profit	1,131,308	560,699	2,157,295	904,508

Operating expenses:
Selling, general and administrative	1,831,700	1,281,349	3,455,748	2,204,516
Research and development	530,121	315,043	989,072	564,930

Total operating expenses	2,361,821	1,596,392	4,444,820	2,769,446

Loss from operations	(1,230,513)	(1,035,693)	(2,287,525)	(1,864,938)

Other income (expenses):
Foreign currency translation	3,360	19,215	11,691	27,159
Interest income	63,493	17,169	130,611	43,150
Interest expense	—	(8,341)	(8,336)	(14,555)
Other income	15,000	—	15,000	—

Loss before income taxes	(1,148,660)	(1,007,650)	(2,138,559)	(1,809,184)

Income tax provision	—	—	—	—

Net loss	$(1,148,660)	$(1,007,650)	$(2,138,559)	$(1,809,184)

Basic and diluted loss per share	$(0.16)	$(0.18)	$(0.30)	$(0.32)

Basic and diluted weighted average common shares outstanding	7,246,651	5,754,313	7,239,732	5,619,264

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained Deficit	Total
	Shares	Amount	Shares	Amount	Loss
Balance at December 31, 2006	—	$—	7,229,481	$26,997,100	$—	$(13,689,213)	$13,307,887
Value of restricted shares earned through vesting periods	—	—	—	456,026	—	—	456,026
Value of stock options earned through vesting periods	—	—	—	34,272	—	—	34,272
Warrants exercised	—	—	48,357	185,895	—	—	185,895
Stock options exercised	—	—	9,000	52,649	—	—	52,649
Stock issued under employee stock purchase plan	—	—	5,257	27,915	—	—	27,915
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(35,912)	—	(35,912)
Net loss	—	—	—	—	—	(2,138,559)	(2,138,559)

Balance at June 30, 2007	—	$—	7,292,095	$27,753,857	$(35,912)	$(15,827,772)	$11,890,173

See accompanying notes to financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,138,559)	$(1,809,184)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	137,107	113,405
Stock based compensation	456,026	95,000
Stock options issued	34,272	307,000
Changes in operating liabilities:
Decrease (Increase) in accounts receivable, inventory and prepaid expenses	781,411	(2,070,774)
Decrease (Increase) in accounts payable, accrued liabilities and unearned revenue	281,169	(208,190)

Net cash used in operating activities	(448,574)	(3,572,743)

Cash flows from investing activities:
Purchases of property and equipment	(278,993)	(268,677)
Cost method investment	(25,000)	—
Deposits	(3,258)	—

Net cash used in investing activities	(307,251)	(268,677)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	56,000
Principal payments on notes payable	—	(19,012)
Proceeds from the issuance of common stock	266,459	155,254
Payment of offering costs	—	—

Net cash provided by financing activities	266,459	192,242

Effect of currency exchange rate changes on cash	(35,912)	(49,454)

Net change in cash	(525,278)	(3,698,632)
Cash, beginning of period	7,675,296	5,229,043

Cash, end of period	$7,150,018	$1,530,411

Supplemental disclosure of cash flow information:
Income taxes	$—	$—
Interest	6,250	4,138

Non-cash financing transactions:
Foreign currency translation	—	22,241

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of ICOP Digital, Inc. (the Company), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

The Company was incorporated in May 2002 in Nevada and merged into a wholly owned subsidiary of the Company (a Colorado corporation) as of December 31, 2003 and was merged out of existence in June 2005. The Company, formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the law enforcement, security and defense industries. The Company’s offices are located in Lenexa, Kansas.

Accounting for uncertainty in income taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition related to accounting for income taxes. This interpretation did not have a significant impact on the financial statements due to the Company’s significant net operating loss carryforward.

New Accounting Standards

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

Note 3: Shareholders’ Equity

Sale of common stock

During the first quarter 2007, the Company received proceeds of $27,915 in connection with employees purchasing 5,257 shares of its no par value common stock under the Company’s Employee Stock Purchase Plan.

During the second quarter 2007, the Company received proceeds of $185,895 in connection with warrants exercised to purchase 42,162 shares of the Company’s no par common stock.

During the second quarter 2007, the Company received proceeds of $52,649 in connection with stock options exercised.

Awards of restricted common stock and stock options

The Company has granted to employees, contractors and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Compensation expense related to these unvested awards of $490,298 and $402,000 has been recorded in the six-month periods ended June 30, 2007 and 2006, respectively.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS 109. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, all of which was fully reserved; therefore the net benefit and expense resulted in $0 income taxes. The recognition of these net operating loss carryforwards depends on the ability of the Company to generate taxable income.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

Certain U.S. Federal returns from inception and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations. There has been no interest or penalties recognized in the condensed financial statements.

Note 5: Subsequent Events

In the third quarter 2007, we received proceeds of $336,879 relating to the exercising of 55,636 warrants at exercise prices ranging from $4.13 to $6.19 per share.

In the third quarter 2007, we borrowed $2.5 million from the bank line of credit to purchase inventory.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Summary Results of Operations

Sales and Cost of Sales

During the six months ended June 30, 2007, the Company reported sales of $4,801,193 and cost of sales of $2,643,898 resulting in gross profit of $2,157,295 compared to sales of $2,167,759 and cost of sales of $1,263,251 resulting in gross profit of $904,508 for the same period of 2006. This represents an increase in sales of 121% and an increase in gross profit of 139% over the prior year. Significant sales of ICOP Model 20/20s began in June 2005.

Gross margin as a percentage of sales was 44.9% for the six months ended June 30, 2007 compared to 41.8% for the six months ended June 30, 2006. The increase in gross margin as percentage of sales is the result of improvements in product mixes.

Operating Expenses

During the six months ended June 30, 2007, the Company incurred $989,072 in research and development expenses and $3,455,748 in selling, general and administrative expense, resulting in an operating loss of $2,287,525. During the six months ended June 30, 2006, the Company incurred $564,930 in research and development expenses and $2,204,516 in selling, general and administrative expense, resulting in an operating loss of $1,864,938. This represents an increase in research and development expense of 75% and an increase in selling, general and administrative expense of 57%. The increased level of expense in 2007 over the corresponding period of 2006 is the result of increased effort to enhance existing products and develop new products and increased staffing to support selling, marketing and customer support activities. Included in operating expenses, compensation expense related to unvested stock based compensation awards of $490,298 and $402,000 has been recorded in the six-month periods ended June 30, 2007 and 2006, respectively.

The Company completed a public offering of common stock and warrants in October 2006 to allow it to increase inventory, expand its facilities, add personnel and extend its product line. Through 2007, we plan to continue to expand our sales, marketing, product promotion and product development activities to leverage what we believe to be our advantages in technology and pricing. Funding provided by the completed secondary offering will allow us to accelerate product development and manufacturing and exploit the enhanced and new products we are developing. We believe these new products and the expansion of sales, service and support personnel should allow the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

Working Capital

On June 30, 2007, the Company had $4,783,989 in cash, $2,366,029 in cash restricted to inventory purchases, $1,998,031 in accounts receivable, $2,521,835 in inventory and a total of $1,019,773 in current liabilities, for a total working capital of $10,787,052.

Operating Cash Flows

Net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $448,574 and $3,572,743, respectively.

Investing Activity Cash Flows

Net cash used in investing activities for the six months ended June 30, 2007 was $307,251, primarily to acquire equipment for sales and engineering activities and support a marketing venture, compared to net cash used in investing activities for the six months ended June 30, 2006 of $268,677.

Financing Activity Cash Flows

Net cash provided by financing activities was $266,459 for the six months ended June 30, 2007, primarily from exercise of warrants and stock options, compared to net cash provided by financing activities of $192,108 for the six months ended June 30, 2006, substantially from the proceeds from notes payable and warrant exercises.

Other Sources of Capital

Line of Credit — We have available a $2,500,000 bank line of credit, secured by accounts receivable, inventory contract rights and general intangibles. Borrowings under this arrangement may be used to fund short-term working capital requirements. No borrowings were made under this arrangement through June 30, 2007. The line of credit was completely drawn during the third quarter of 2007 to finance inventory purchase requirements.

Proceeds from issuance of shares and other capital contributions — We have established, and shareholders have approved, share compensation plans that allow the Company to make grants of stock options or restricted stock to certain current and prospective key employees, directors and consultants. During the second quarter 2007, 9,000 stock options were exercised at an average exercise price of $5.85, resulting in proceeds to us of $52,649. Also, the Board of Directors have approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP), which enables employees to purchase common stock from the Company at a 15% discount. For the six-month period ending June 30, 2007, 5,257 shares have been sold resulting in proceeds to us of $27,915. In addition, we have outstanding warrants and options to certain investors with an exercise price ranging from $4.13 to $7.50 per share. For the six-month period ending June 30, 2007, we have issued 48,357 shares relating to the exercising of certain warrants and options resulting in proceeds to us of $185,895.

Our Capital Requirements

We believe our cash reserves and expected cash from operations will be sufficient to finance our planned operations during the next 12 months. We have no commitments for material capital expenditures.

Employees

We have forty-five full time employees at June 30, 2007, a 10% increase from December 31, 2006.

Marketing Alliance

During the second quarter 2007, we executed a co-marketing agreement with Sprint Nextel Corp. to team together to deliver fully integrated, community-centric surveillance and communications solutions (The ICOP SolutionTM) enabled by the Sprint Mobile Broadband Network.

New Accounting Standards

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

Subsequent Events

In the third quarter 2007, we received proceeds of $336,879 relating to the exercising of 55,636 warrants at exercise prices ranging from $4.13 to $6.19 per share.

In the third quarter 2007, we borrowed $2.5 million from the bank line of credit to purchase inventory.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures,. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 3A	(T) Controls and Procedures

Not applicable

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits are furnished as part of this report:

Exhibit 31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: August 13, 2007	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: August 13, 2007	By:	/s/ Derick D. Shupe
Derick D. Shupe
Chief Financial Officer
Principal Financial and Accounting Officer