Form 10QSB
period 2007-09-30
ICOP DIGITAL, INC
filed 2007-11-09
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The issuer had 7,455,054 shares of its common stock issued and outstanding as of October 31, 2007, the latest practicable date before the filing of this report.

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

ICOP DIGITAL, INC.

Condensed Balance Sheet (Unaudited)

September 30, 2007
Assets
Current Assets
Cash	$4,312,196
Accounts receivable, net	3,182,782
Inventory, at cost	4,503,655
Prepaid expenses	247,774

Total current assets	12,246,407
Property and equipment, at cost, net of accumulated depreciation of $608,077	1,279,910
Other Assets:
Investment in marketing company, at cost	25,000
Deferred patent costs	77,620
Deposits	18,258

Total Assets	$13,647,195

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$426,042
Accrued liabilities	485,838
Unearned revenue	351,594

Total current liabilities	1,263,474

Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 7,455,054 shares issued and outstanding	29,594,334
Accumulated other comprehensive gain, net of tax	5,006
Accumulated deficit	(17,215,619)

Total Shareholders’ Equity	12,383,721

Total Liabilities and Shareholders’ Equity	$13,647,195

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales, net of returns	$3,751,834	$1,564,240	$8,553,027	$3,731,999
Cost of sales	1,961,710	878,029	4,605,608	2,141,279

Gross profit	1,790,124	686,211	3,947,419	1,590,720

Operating expenses:
Selling, general and administrative	2,834,615	1,349,200	6,290,363	3,898,717
Research and development	366,786	245,730	1,355,858	465,660

Total operating expenses	3,201,401	1,594,930	7,646,221	4,364,377

Operating loss	(1,411,277)	(908,719)	(3,698,802)	(2,773,657)
Other income (expenses):
Foreign currency translation	—	2,823	11,691	29,982
Interest income	55,051	18,645	185,662	61,795
Interest expense	(29,466)	(8,339)	(37,802)	(22,893)
Loss on disposal of property and equipment	(7,155)	—	(7,155)	—
Other income	5,000	—	20,000	—

Loss before income taxes	(1,387,847)	(895,590)	(3,526,406)	(2,704,773)
Income tax provision	—	—	—	—

Net loss	$(1,387,847)	$(895,590)	$(3,526,406)	$(2,704,773)

Basic and diluted loss per share	$(0.19)	$(0.15)	$(0.48)	$(0.47)

Basic and diluted weighted average common shares outstanding	7,346,828	5,905,784	7,275,422	5,715,785

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated	Retained Deficit	Total
	Shares	Amount	Shares	Amount	Other Comprehensive Loss
Balance at December 31, 2006	—	$—	7,229,481	$26,997,100	$—	$(13,689,213)	$13,307,887
Value of restricted shares earned through vesting periods	—	—	—	1,021,000	—	—	1,021,000
Value of stock options earned through vesting periods	—	—	—	376,662	—	—	376,662
Warrants exercised	—	—	203,993	1,079,774	—	—	1,079,774
Stock options exercised	—	—	9,000	52,649	—	—	52,649
Stock issued under employee stock purchase plan	—	—	12,580	67,149	—	—	67,149
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	5,006	—	5,006
Net loss	—	—	—	—	—	(3,526,406)	(3,526,406)

Balance at September 30, 2007	—	$—	7,455,054	$29,594,334	$5,006	$(17,215,619)	$12,383,721

See accompanying notes to financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,526,406)	$(2,704,773)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	254,764	180,108
Stock-based compensation	1,397,662	610,000
Loss on disposal of property and equipment	7,155	—
Changes in operating liabilities:
Increase in accounts receivable, inventory and prepaid expenses	(2,495,993)	(1,756,465)
Decrease (Increase) in accounts payable, accrued liabilities and unearned revenue	524,870	(60,153)

Net cash used in operating activities	(3,837,948)	(3,731,283)

Cash flows from investing activities:
Purchases of property and equipment	(701,472)	(331,736)
Deferred patent costs	—	(3,270)
Cost method investment	(25,000)	—
Deposits	(3,258)	—

Net cash used in investing activities	(729,730)	(335,006)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	68,000
Principal payments on notes payable	—	(29,457)
Proceeds from line of credit	2,500,000	—
Principal payments on line of credit	(2,500,000)	—
Proceeds from the issuance of common stock	1,199,572	879,630
Payment of offering costs	—	(72,113)

Net cash provided by financing activities	1,199,572	846,060

Effect of currency exchange rate changes on cash	5,006	(49,454)

Net change in cash	(3,363,100)	(3,269,683)
Cash, beginning of period	7,675,296	5,229,043

Cash, end of period	$4,312,196	$1,959,360

Supplemental disclosure of cash flow information:
Interest	37,802	22,893

Non-cash financing transactions:
Foreign currency translation	—	29,982
Equipment purchases financed	—	68,000

See accompanying notes to financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of ICOP Digital, Inc. (the Company), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Note 2: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

The Company was incorporated in May 2002 in Nevada and merged into a wholly-owned subsidiary of the Company (a Colorado corporation) as of December 31, 2003 and the subsidiary was merged out of existence in June 2005. The Company, formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the law enforcement, security and defense industries. The Company’s offices are located in Lenexa, Kansas.

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

During the third quarter 2007, the Company received proceeds of $39,234 in connection with employees purchasing 7,323 shares of its no par value common stock under the Company’s Employee Stock Purchase Plan.

During the third quarter 2007, the Company received proceeds of $893,879 in connection with warrants exercised to purchase 155,636 shares of the Company’s no par common stock.

Awards of restricted common stock and stock options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $1,397,662 and $610,000 has been recorded in the nine-month periods ended September 30, 2007 and 2006, respectively.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS 109. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, all of which was fully reserved; therefore the net benefit and expense resulted in $0 income taxes. The recognition of these net operating loss carryforwards depends on the ability of the Company to generate taxable income in the future.

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation

See the statement on Forward-Looking Statements above. The actual results of operations of ICOP Digital, Inc. (the Company) could materially differ from those indicated in any forward-looking statements made by the Company. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 6 “Management’s Discussion and Analysis or Plan of Operations” in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, which is on file with the U.S. Securities and Exchange Commission (File No. 1-32560). Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Any forward-looking statements contained in this Form 10-QSB will not be updated.

Summary Results of Operations

Sales and Cost of Sales

During the nine months ended September 30, 2007, the Company reported sales of $8,553,027 and cost of sales of $4,605,608 resulting in gross profit of $3,947,419 compared to sales of $3,731,999 and cost of sales of $2,141,279 resulting in gross profit of $1,590,720 for the same period of 2006. This represents an increase in sales of 129% and an increase in gross profit of 148% over the prior year. Significant sales of ICOP Model 20/20s began in June 2005.

Gross margin as a percentage of sales was 46.2% for the nine months ended September 30, 2007 compared to 42.6% for the nine months ended September 30, 2006. The increase in gross margin as percentage of sales is the result of improvements in product mixes.

Operating Expenses

During the nine months ended September 30, 2007, the Company incurred $1,355,858 in research and development expenses and $6,290,363 in selling, general and administrative expense, resulting in an operating loss of $3,698,802. During the nine months ended September 30, 2006, the Company incurred $465,660 in research and development expenses and $3,898,717 in selling, general and administrative expense, resulting in an operating loss of $2,773,657. This represents an increase in research and development expense of 191% and an increase in selling, general and administrative expense of 61%. The increased level of expense in 2007 over the corresponding period of 2006 is the result of increased effort to enhance existing products and develop new products and increased staffing to support selling, marketing and customer support activities. Included in operating expenses, stock-based compensation expense of $1,397,662 and $610,000 has been recorded in the nine-month periods ended September 30, 2007 and 2006, respectively.

The Company completed a public offering of common stock and warrants in October 2006 to allow it to increase inventory, expand its facilities, add personnel and extend its product line. Through 2007, we plan to continue to expand our sales, marketing, product promotion and product development activities to leverage what we believe to be our advantages in technology and pricing. Funding provided by the completed secondary offering should allow us to accelerate product development and manufacturing and exploit the enhanced and new products we are developing. We believe these new products and the expansion of sales, service and support personnel should allow the Company to achieve operating breakeven over the coming twelve months.

Liquidity and Capital Resources

Working Capital

On September 30, 2007, the Company had $4,312,196 in cash, $3,182,782 in accounts receivable, $4,503,655 in inventory and a total of $1,263,474 in current liabilities, for a total working capital of $10,982,933.

Operating Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2007 and 2006 was $3,837,948 and $3,731,283, respectively.

Investing Activity Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2007 was $729,730, primarily to acquire equipment for sales and engineering activities and support a marketing venture, compared to net cash used in investing activities for the nine months ended September 30, 2006 of $335,006.

Financing Activity Cash Flows

Net cash provided by financing activities was $1,199,572 for the nine months ended September 30, 2007, primarily from exercise of warrants and stock options, compared to net cash provided by financing activities of $846,060 for the nine months ended September 30, 2006, substantially from the proceeds from notes payable and warrant exercises.

Other Sources of Capital

Line of Credit — We have available a $2,500,000 bank line of credit, secured by accounts receivable, inventory, contract rights and general intangibles. Borrowings under this arrangement may be used to fund short-term working capital requirements. During the third quarter 2007, we borrowed $2,500,000 on the line of credit to finance inventory purchases. The line of credit was completely repaid during the third quarter of 2007.

Proceeds from issuance of shares and other capital contributions — We have established, and shareholders have approved, share compensation plans that allow the Company to make grants of stock options or restricted stock to certain current and prospective key employees, directors and consultants. During the second quarter 2007, 9,000 stock options were exercised at an average exercise price of $5.85, resulting in proceeds to us of $52,649. Also, the Board of Directors have approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP), which enables employees to purchase common stock from the Company at a 15% discount. For the nine-month period ending September 30, 2007, 12,580 shares have been sold resulting in proceeds to us of $67,149. In addition, we have outstanding warrants and options to certain investors with an exercise price ranging from $4.13 to $7.50 per share. For the nine-month period ending September 30, 2007, we have issued 203,993 shares relating to the exercising of certain warrants and options resulting in proceeds to us of $1,079,774.

Our Capital Requirements

We believe our cash reserves and expected cash from operations will be sufficient to finance our planned operations during the next 12 months. We have no commitments for material capital expenditures.

Employees

We have 51 full time employees at September 30, 2007, a 24% increase from December 31, 2006.

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

In connection with the preparation of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T).	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: November 9, 2007	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: November 9, 2007	By:	/s/ Derick D. Shupe
Derick D. Shupe
Chief Financial Officer
Principal Financial and Accounting Officer