Form 10KSB
period 2007-12-31
ICOP DIGITAL, INC
filed 2008-03-28
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32560

ICOP Digital, Inc.

(Name of small business issuer in its charter)

Colorado	84-1493152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16801 W. 116th Street, Lenexa, KS 66219

(Address of principal executive offices, including ZIP Code)

Issuer’s telephone number including area code: (913) 338-5550

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	The Nasdaq Stock Market LLC

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

Issuer’s revenues for the year ended December 31, 2007: $11,842,415

The aggregate market value of the 7,028,252 shares of common stock held by non-affiliates, computed by reference to the closing price of such stock as reported on the NASDAQ Capital Market of $2.17 on March 18, 2008, was $15,251,307.

At March 18, 2008, 7,455,054 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

ICOP DIGITAL, INC.

PART I

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

•	the ICOP Model 20/20-W not being accepted by the law enforcement industry or digital video recording not being accepted as evidence in criminal proceedings;

•	difficulty meeting demand for in-car video technologies at a cost that results in a profit;

•	our ability to improve our product and to develop other products necessary to compete in the industry;

•	our ability to bring future products to market;

•	the ICOP Model 20/20-W being replaced by more advanced technologies and thereby becoming obsolete;

•	the limited number of product offerings;

•	budget cuts in the law enforcement industry affecting purchasing levels;

•	our lack of profitability and operating history;

•	our limited ability to control interruptions in production by the outside manufacturer of the ICOP Model 20/20-W;

•	our ability to protect proprietary rights or the possibility that others may bring infringement claims against us;

•	a highly competitive and fragmented market;

•	loss of key management personnel;

•	our ability to manage growth;

•	criminal procedure court rulings that may exclude evidence collected by our systems;

•	general economic and business conditions in the United States;

•	potential warranty or product liability claims;

•	our exposure to foreign currency exchange fluctuations; and

•	other factors detailed in our filings with the Securities and Exchange Commission.

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

As used herein, references to “ICOP,” “we,” “us” or “the Company” mean ICOP Digital, Inc.

Item 1.	Description of Business.

Introduction to Business

Headquartered in Lenexa, Kansas, ICOP Digital, Inc. protects people, assets and profits, providing a Veil of Protection™ for the world’s communities with innovative, mission-critical security, surveillance and communication solutions. ICOP was formed in May 2002 largely in response to the tragic events of September 11, 2001. Since that time, the Company has singularly focused on pioneering community-centric surveillance products and solutions capable of materially enhancing the safety and effectiveness of first responders.

Having raised over $26 million in growth capital through a series of private and public offerings led by Portland-based Paulson Investment Company, Inc., ICOP has pursued a business plan premised on careful and methodical execution of branding, corporate positioning and product development strategies that we believe affirm and support its underpinning belief: “Without local security, there can be no national security.” As a result, the Company has emerged as a leader in the delivery of digital, in-car video recording systems for law enforcement; and, in the second quarter of 2008, plans to release a suite of innovative, fully integrated, live surveillance solutions that will leverage its established and rapidly growing customer base in law enforcement and intended to transform how first responders react and respond to crisis situations.

The Company’s flagship product, the ICOP Model 20/20® , is an award-winning digital in-car video recorder solution developed by ICOP for specific use in law enforcement. Routinely cited for its ease of use and installation, robust and intuitive functionality, superior audio and video quality, officer safety-conscious design, performance excellence and cost effectiveness, the ICOP Model 20/20 has been widely adopted by law enforcement agencies in 49 states since its commercial launch in mid-2005.

A key selling point for the ICOP Model 20/20-W™ (an enhanced version of the ICOP Model 20/20) is its ease of installation and servicing. In less than an hour, the entire unit can be installed in a vehicle dashboard, replacing the radio unit (an AM/FM tuner is built into the ICOP product). Unlike competitive products, there are no parts in the trunk, under the seat or overhead – a critical consideration for officer safety and space limitations within a patrol car. The ICOP Model 20/20-W provides wireless (“W”) upload, and is designed to be upgradeable to take advantage of higher bandwidth as technology allows.

Priced approximately 15% below competitive offerings, the rugged ICOP Model 20/20-W records using several options intended to ensure video image quality and integrity of data (preventing unauthorized access and editing of video files). For further precision, pressing the “Mark” button records exact event location for easy retrieval (using built-in GPS).

Among many unique and popular system features, the ICOP Model 20/20-W system includes a wireless 900 MHz transceiver with automatic synchronization with a range of up to over 2,000 feet; operates up to three cameras, recording two simultaneously; an “Officer HELP” button that sends an alert to dispatch detailing GPS coordinates and vehicle ID information; an automatic 60-second pre-record feature that is activated with lights, siren or wireless microphone with a range of up to 1,000 feet; 40 GB hard drive enabling up to 16 hours of recording in high-res mode; and radar, speedometer and brake connection interface.

The user-friendly ICOP iVAULT MMS™ (Media Management System) archives, searches, copies, and displays two video images simultaneously. Video footage can be transferred to DVD, CD or VHS tape. This unique software is web-enabled, allowing files to be shared within precincts, among precincts, or across the nation, using high levels of security.

In February, 2006, ICOP Digital was approved as a federal GSA contractor, making the ICOP Model 20/20 readily available to federal agencies and helping to streamline contracting with a broad range of U.S. government agencies.

Having succeeded in establishing a strong and growing foothold in the U.S. law enforcement industry – representing a market for digital in-car video currently estimated at $2 billion in the U.S. alone, ICOP is now expanding its focus to execute on the next critical phase of its long term growth strategy. In furtherance of ICOP’s goal of positioning itself as the provider who the world’s communities naturally turn to for the most technologically advanced, community-centric surveillance and communications solutions, ICOP’s vision for the future of community security is winning the attention, support and collaboration of high profile industry and government leaders on a global basis.

During 2008, ICOP intends to add new products to its VEIL OF PROTECTION™ product line-up.

ICOP Model 4000™

In response to growing industry demand for a digital recorder solution suitable for school buses, (and fire or commercial trucks), ICOP will introduce to market in Q2 2008 the ICOP Model 4000, which supports recording for up to eight cameras simultaneously and surveillance of events aboard mass transit vehicles and is capable of live streaming video to first responders and dispatch.

ICOP LIVE™

In Q1 2008, ICOP will begin a beta test and will then officially launch ICOP LIVE, ICOP’s fully integrated solution for enabling live streaming of high quality video to tactical response managers and coordinators that has been captured on mobile ICOP Model 20/20-W systems in operation in first responder vehicles or transit buses on the ICOP Model 4000

ICOP LIVE enables video to live stream to and from a first responder vehicle – over wireless networks (including cellular networks, mesh networks, etc.). Law enforcement can live stream video from the ICOP Model 20/20 in their vehicles to police headquarters (and to other web-enabled devices, such as smart phones, PDAs, etc.). The video can live stream from multiple cameras simultaneously, and live stream multiple users simultaneously, using secure protocols. High quality images are recorded and stored on the local server for use as unimpeachable evidence in court.

To fully exploit the full potential and impact of ICOP LIVE, ICOP management has actively engaged in discussions and negotiations with a number of industry leading players who share ICOP’s belief that without local security, there can be no national security. Currently, we are pursuing strategic partnering and collaborative sales opportunities are being developed with several companies who share ICOP’s vision for securing our communities with state-of-the-art technology. Over the coming year, ICOP expects to announce several important strategic and tactical relationships that should play a role in the future growth of the Company.

ICOP remains committed to continued growth of its share of the prevailing $2 billion (U.S.) law enforcement market for in-car video through an increased number of mid- to large agency wins – particularly those in key metropolitan cities across the country and abroad. Further, by leveraging its newly expanded product line to empower community leaders with the technological means to better respond to crisis situations, ICOP believes that its “Veil of Protection” initiative offers customers a complete range of products to fit their security needs. Furthermore, ICOP is working to establish a multi-channel sales and distribution network in select regions of the world where it believes it can achieve rapid traction as a supplier of advanced surveillance solutions.

Sales and Marketing

We are currently marketing the ICOP Model 20/20-W primarily to law enforcement agencies. However, ICOP has begun working on other applications for mobile video, including military, fire trucks, emergency medical technician (EMT) vehicles, school and public buses, and rail.

There are more than 440,000 police vehicles currently in service in the U.S., and approximately 70,000 new vehicles are leased or purchased by law enforcement agencies each year. At an average selling price of at least $5,000 for the ICOP Model 20/20-W and related equipment, there is an estimated potential market of over $2 billion for law enforcement vehicles in the U.S. alone.

In 2004, approximately 38% of local law enforcement and 72% of state highway patrol vehicles had VHS (analog) in-car video systems. According to the International Association of Chiefs of Police (IACP), 48% of law enforcement vehicles utilized in-car video in 2005, representing a significant increase over 2004. The vast majority of these systems are VHS, though they are gradually being replaced with digital systems. We believe that warranties on these VHS systems have expired or will soon expire, and the systems increasingly require service and will eventually need to be replaced. The market began transitioning to digital surveillance systems in approximately 2004.

We market the ICOP Model 20/20-W directly to city, county, state and federal law enforcement agencies. Our marketing efforts include advertising in police magazines, direct mailings to law enforcement agencies and participation in industry trade shows, conferences and seminars. In addition to our full-time inside sales and regional sales staff, we have established a national “Officer Sales Team” consisting of police officers across the country who call on local police departments, typically within a 500-mile radius of their homes; these officers are part-time independent contractors. We also sell through manufacturing representatives and dealers that we believe have been successful in marketing other products to the agencies we are targeting. Our sales staff works to identify professionals that match our company goals and then to support the distributors in their efforts to promote our products. We have begun releasing electronic press kits to television stations in communities where the ICOP Model 20/20-W has been installed in order to raise awareness of the ICOP Model 20/20-W.

ICOP is committed to providing the leading technical support team to meet the needs of our customers. To support our sales efforts, we also produce promotional materials that include brochures, video presentations, data sheets and other technical materials along with our website to explain our product. We provide trial systems for 30- and 60-day test periods, which affords prospective customers an opportunity to have a hands-on experience with the ICOP Model 20/20-W and the ICOP Video Management System.

Our sales cycle typically begins by initiating contact with a law enforcement agency or the receipt of a request for information from a prospective customer. After making the contact or receiving the request for information, we assess the potential customer’s needs, make presentations and product demonstrations at the customer’s place of business, present a formal proposal and negotiate a purchase order. The decision to purchase is typically made by a committee of people but may also include political decision-makers such as city council members.

Competition

The law enforcement in-car video market is highly competitive. Digital in-car video is a quickly evolving technology, and the market is growing rapidly as the new technology is gaining widespread acceptance, new patrol cars are being purchased or leased and outdated analog video systems are being replaced by digital systems.

We believe that our major competitors are Mobile-Vision, Inc., Coban Technologies, Inc. and Integrian, Inc.

In addition to their existing relationships with law enforcement agencies, some of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, preferred vendor status with our existing and potential customer base, more extensive distribution channels, larger customer bases and faster response times to new or emerging technologies and changes in customer requirements. As a result, our competitors may develop superior products or beat us to market with products similar to ours.

We believe we compete principally on the basis of:

•	product performance and functionality;

•	price;

•	product quality and reliability; and

•	customer service and technical support.

We believe that our innovative product design and our proprietary compression technology make the ICOP Model 20/20-W superior in quality to other products. The market for digital in-car video systems for police and other first responder vehicles is expected to grow rapidly over the next five years, as more cars are equipped with video surveillance and as upgrades to digital systems are made. We feel we are positioned to become the leader in this market based on what we believe to be the superiority of our innovative product and our broader community-based solution.

Manufacturing and Suppliers

We entered into a development and manufacturing agreement in 2005 with a Japanese company with ISO 9001 certification, pursuant to which the contract manufacturer has exclusive rights to manufacture the ICOP Model 20/20 and its successor, the ICOP Model 20/20-W. The initial term of the agreement is 10 years. While the contract manufacturer assisted in the development, we maintain the intellectual property rights necessary to produce both the ICOP Model 20/20 and ICOP Model 20/20-W. The contract manufacturer does have certain intellectual property rights to a method of operating the data compression used in the ICOP Model 20/20 and the ICOP Model 20/20-W. If this method were no longer available to us, another contract manufacturer could produce the unit, but a partial redesign would be required and could result in a production delay.

We entered into a license agreement in 2004 with another contract manufacturer, pursuant to this contractor granted us the non-exclusive right to design, manufacture, use, sell and distribute software that decodes, reconstructs and displays video images based on the contractor’s proprietary technology, and agrees to sell us a supply of semiconductor chips that incorporate the proprietary technology. The initial term of the agreement is 10 years.

We also rely on several unaffiliated subcontractors to supply certain components and assemblies that are incorporated in our ICOP Model 20/20 and ICOP Model 20/20-W. We acquire our components on a purchase order basis and do not have long-term contracts with suppliers.

We have entered into agreements with other manufacturers on an as needed basis to produce new and additional products. We do not have long-term commitments with these suppliers.

Research and Development

Research and development costs charged to expense were approximately $1,800,000 in 2007 and $903,000 in 2006. No research and development expense has been capitalized.

Inventory Systems

Inventory warehousing and shipping are managed from our Lenexa, Kansas facility. We use standard warehousing systems to store, retrieve, monitor and manage our inventory.

Intellectual Property

We have filed U.S. patent applications covering aspects of the design and methods of operating the ICOP Model 20/20 and additional new products and applications. Among other things, the claims, as currently drafted, generally describe the use of a digital recording device in an integrated and synchronized surveillance system able to record data from cameras, microphones and global positioning system equipment, with the recording media housed in a driver accessible console opening originally manufactured into the vehicle, such as a car radio slot. The claims also are drafted to cover particular features and capabilities of the ICOP Model 20/20, such as the system’s in-dash recorder, back-end searchable database and event “marking” capability. We also have secured registered trademarks for “ICOP,” “ICOP Digital” and the stylistic use of our logo. We intend to continue to seek formal intellectual property protections to protect our technologies, processes and designs, where we deem it necessary or appropriate. We also use confidentiality agreements with employees and key suppliers to ensure the confidentiality of our trade secrets.

Marketing Alliances

During 2007, we executed separate co-marketing agreements with Sprint Nextel Corp. and Strix Systems to team together to deliver fully integrated, community-centric surveillance and communication solutions.

Employees

As of December 31, 2007, we had 53 full-time employees including seven in management and administration, nineteen in sales and marketing, twelve in engineering, ten in technical support and five in research and development. In addition, we have approximately five independent contractors working in research and development.

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

Our offices are located in approximately 12,800 square feet of leased office and warehouse space in Lenexa, Kansas. Our lease is for five years through June 30, 2010 at a cost of $15,000 per month plus taxes, common area charges and insurance. During 2007, we leased additional 9,400 square feet of office and warehouse space in Olathe, Kansas through June 30, 2010 at a cost of $8,015 per month plus taxes, common area charges and insurance. In March 2008, we acquired roughly 10 acres of land in Lenexa, Kansas on which we intend to construct new corporate facilities when our current leases expire.

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

Market and Price Ranges of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “ICOP.” Below are the price ranges of our common stock for each quarterly period of our last two completed fiscal years:

	HIGH	LOW
2006
First Quarter	$7.70	$4.25
Second Quarter	7.00	3.90
Third Quarter	6.69	3.95
Fourth Quarter	6.12	4.30
2007
First Quarter	$7.00	$5.72
Second Quarter	9.06	6.56
Third Quarter	8.65	5.26
Fourth Quarter	6.71	3.74

The last reported sale price of our common stock on the Nasdaq Capital Market on March 18, 2008 was $2.17 per share. According to the records of our transfer agent, there were approximately 300 holders of record of our common stock as of March 18, 2008.

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

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2002 Stock Option Plan	1,145,000	$6.08	155,000
2005 Employee Stock Purchase Plan	—	$4.51	186,120
Equity compensation plans
Not approved by security holders	—		—

Total	1,145,000		341,120

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

As of December 31, 2007, options to purchase 1,145,000 shares of common stock remained outstanding and stock grants of 200,000 shares of common stock remained restricted. Approximately 17,000 shares were borrowed from the 2008 plan year for 2007 grants in accordance with the Plan.

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

The 2005 ESPP is administered by the Board of Directors. As of December 31, 2007, 13,880 shares had been sold under the 2005 ESPP leaving 186,120 available for future sale to employees.

Recent Sales of Unregistered Securities

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The first sales of our ICOP Model 20/20 occurred in December 2004, and we initiated a national roll-out of the ICOP Model 20/20 in June 2005. We exited the development stage in June 2005 when we recorded substantial sales of the ICOP Model 20/20. We recorded approximately $6,621,000 in revenue and $2,801,000 in gross profit during the year ended December 31, 2006. We recorded $11,842,415 in revenue and $5,197,397 in gross profit during the year ended December 31, 2007. Our operating loss for 2007 was increased to $5,642,414 from $3,638,175 in 2006 as we significantly increased our sales and marketing and research and development activities in 2007, which materially increased our revenue. Our net loss of $5,458,284 in 2007 was higher than the $3,518,245 loss in 2006 primarily because of the increased sales and marketing and research and development activities in 2007. Through 2008, we plan to continue to expand our sales, marketing, product promotion and development activities to leverage what we believe to be our advantages in technology and pricing.

In October and November 2006, we completed an underwritten public offering of shares of common stock and warrants to purchase shares of common stock that provided gross proceeds of approximately $5 million.

We entered into a manufacturing agreement in February 2005 with a Japanese company to produce at least 10,000 ICOP Model 20/20 units through December 31, 2008. Through December 31, 2007, we ordered and received 4,770 units from this manufacturer. Under this agreement, the manufacturer is responsible for purchasing the components and manufacturing the units, and we are required to deliver letters of credit when we place the purchase order. We have expanded our sales staff and are currently marketing the ICOP Model 20/20 to law enforcement agencies. We have sold the ICOP Model 20/20 to over 425 law enforcement agencies in 49 states as of December 31, 2007.

Through 2008, we expect to spend approximately $1,500,000 on research and development of new products described elsewhere in this report. During the first quarter 2008, we purchased land for $900,000 for the intention of building our corporate headquarters by the time our current lease agreements expire. To purchase this land, we entered into a one year loan for $780,000 with a floating interest rate of 0.5% above the bank’s prime rate secured by the land. Besides this land purchase, we do not expect any other major purchases of plant and equipment during that period due to our contract manufacturing arrangements.

We do not plan to increase our staff substantially in the near term, since the manufacturing of the ICOP Model 20/20-W is handled by a third party.

The timing of additional activities and the development of other markets and products depend on the speed with which we penetrate the law enforcement and other first responder markets. Additionally, while it is not likely, we may consider manufacturing our own products once the process is substantially automated and if we determine that we can do so cost effectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenue and expenses for the period reported. Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates are evaluated periodically and form the basis for making judgments regarding the carrying values of assets and liabilities and the reported amount of revenue and expenses. Actual results may differ from these estimates under different assumptions.

The Company’s critical accounting policies are those that it believes are the most important in determining its financial condition and results, and requires significant subjective judgment by management. A summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, is set out in the notes to the financial statements.

Revenue Recognition

Revenue is recognized upon shipment, title and risk of loss have transferred to the purchaser, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured. Cost incurred for shipping and handling are included in cost of sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling is reported as revenue.

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

Foreign Currency Translation

The Company outsourced certain research and development to a Japanese firm and purchases a majority of its inventory from this firm. Services and products were billed to us in the local currency. Liabilities in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into U.S. dollars at the date of the transaction or at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income (loss).

Accounting for Income Taxes

Income taxes are accounted for under the assets and liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognized changes in income tax laws upon enactment. The statement of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities. We have significant tax loss carryforwards, which are recorded as deferred tax assets. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of the Company’s ability to generate sufficient taxable income within an appropriate period. Based on our historical taxable losses, we believe it is not more likely than not that we will realize the benefits of these deductible differences. As a result, our deferred tax assets are offset entirely by a valuation allowance.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, Share-based payment, which requires that compensation related to all stock-based awards, including stock options and restricted common stock, be measured based on their estimated grant-date fair value and recognized into expense over the period in which the share-based compensation is earned (“requisite service period”). The Company used the modified prospective application method in adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 was recognized as compensation expense in periods subsequent to December 31, 2005. The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. The Company records compensation expense for the grant date fair value of option awards over the service period as the option vests.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than the operating leases under which we hold our office and warehouse facilities. These arrangements provide approximately 22,200 square feet of office and warehouse space at a cost of approximately $23,000 per month through June 2010. These facilities are used for administrative, marketing, engineering and shipping and warehousing activities and could be terminated only by our default on the lease arrangement or the physical destruction of the facilities.

Results of Operations

We recorded $11,842,415 in revenue and $5,197,397 in gross profit during the year ended December 31, 2007. We recorded $6,621,781 in revenue and $2,800,939 in gross profit during the year ended December 31, 2006. Our operating loss for 2007 was increased to $5,642,414 from $3,638,175 in 2006 as we significantly increased our sales and marketing and research and development activities in 2007, which materially increased our revenue. In addition, we recorded an impairment charge on certain inventory of approximately $170,000. Our net loss of $5,458,284 in 2007 was higher than the $3,518,245 loss in 2006 primarily because of the increased sales and marketing and research and development activities in 2007.

Liquidity and Capital Resources

On December 31, 2007, we had $3,166,213 in cash, $2,915,897 in accounts receivable, $4,143,781 in inventory and a total of $1,648,424 in current liabilities, for a total working capital of $9,079,787. Net cash used in operating activities for the year ended December 31, 2007 was $4,767,082, primarily to purchase long lead time inventory, eliminate engineering liabilities and fund increased accounts receivable, compared to cash used in operating activities of $3,623,344 for the year ended December 31, 2006. Net cash used in investing activities for the year ended December 31, 2007 was $936,385, primarily to acquire equipment for sales and engineering activities, compared to net cash used in investing activities for the year ended December 31, 2006 of $492,452. Net cash provided by financing activities was $1,186,655 for the year ended December 31, 2007 from proceeds of a secondary stock and warrant offering, proceeds received upon exercise of warrants to purchase common stock and from installment loans to purchase equipment, compared to net cash provided by financing activities of $6,611,503 for the year ended December 31, 2006. At December 31, 2007, we also had available a $2,500,000 bank line of credit (increased to $3,500,000 in January 2008), secured by accounts receivable, inventory contract rights and general intangibles.

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

Evaluation of Disclosure Controls and Procedures

ICOP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-KSB, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Exchange Act and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management of ICOP assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective. Our management reviewed the results of this assessment with the Audit Committee. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

Our executive officers, directors and key employees, and certain information about them, including their ages as of December 31, 2007, are as follows:

Name	Age	Position
David C. Owen	69	Chief Executive Officer and Director
Laura E. Owen	50	President, Chief Operating Officer, Corporate Secretary and Director
Derick Shupe	34	Chief Financial Officer and Treasurer
L. Derrick Ashcroft	78	Director
Noel Koch	68	Director
Roger L. Mason	55	Director
Tom Tougas	43	Director of Engineering
David Nicholl	26	Director of Technology

The following is a brief description of the principal occupation and recent business experience of each of our directors, executive officers and key employees:

Directors and Executive Officers

David C. Owen has served as a director since January 2003 and as our Chief Executive Officer since July 2004. From July 2004 until August 2006, he also served as our President, and from January 2004 to July 2004, he was our Chief Financial Officer. Since 1985, Mr. Owen has been president of Owen & Associates, Inc., a private investment and management entity. Mr. Owen has more than 40 years of experience in the financial industry and has served in executive management positions with both retail and investment banks. He served as a Kansas State Senator from 1968 to 1972 and as Lieutenant Governor of Kansas from 1972 to 1974. He received a B.A. degree in Business Administration and Economics from Ottawa University in Ottawa, Kansas. In September 2004 in connection with an action brought by the Securities Commission of Kansas involving the private sale of a small amount of unregistered securities not involving us, Mr. Owen stipulated to a consent decree enjoining him and his agents from acting as a broker-dealer in Kansas unless registered under the Kansas Securities Act or exempt from registration, from offering or selling unregistered securities in Kansas unless exempt from registration, and from otherwise violating the Kansas Securities Act. Mr. Owen, who was not an officer, director or placement agent for the company involved, stipulated to the consent decree in order to dispose of the action expeditiously and did not admit any of the allegations. Mr. Owen is the husband of Laura E. Owen. Mr. Owen does not currently serve on the board of directors of another public company.

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

Derick Shupe has served as our Chief Financial Officer and Treasurer since June 2007. Prior to joining us, Mr. Shupe was the Director of Internal Audit from May 2005 through May 2007 at Euronet Worldwide, Inc., a global leader for processing secure electronic financial transactions. Prior to his tenure at Euronet, Mr. Shupe spent over 9 years in public accounting at Ernst & Young LLP. Mr. Shupe received a B.S. degree in Accounting and Business Management from Baker University.

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

Key Employees

Tom Tougas has served as our Director of Engineering since October 2007. Prior to joining ICOP, Mr. Tougas spent the last 9 years working for General Electric as an Engineering leader and Product Manager. In these roles, he led several initiatives to improve engineering processes and organizational capability, specifically using methods such as Lean, Six Sigma and the Capability Maturity Model (CMM) as guides for improvement. He also managed a multi-million dollar business unit for GE and introduced several new products and features that increased both revenue and share for the business. Prior to joining GE, Mr. Tougas worked at Thales ATM (formerly Wilcox Electric) as a engineering and project leader developing safety critical aircraft landing systems, and at General Dynamics where he was a software/systems engineer developing avionics systems for the F-16 and Advanced Tactical Aircraft platforms. Mr. Tougas holds a B.S. degree in Engineering with a Minor in Economics from Harvey Mudd College in Claremont, California.

David Nicholl has served as our Director of Technology since August 2006. He researches new technologies and assesses their potential to become new products or services for ICOP and advises Company leadership on technical strategy for the delivery of innovative, leading-edge capabilities to our customers. He also provides technical assessments of potential mergers and acquisitions. He interacts with the Sales Team to field innovative products to meet the broad and evolving demands of ICOP’s customers, and works with the Engineering Team to help improve ICOP’s future product releases by assisting in prioritizing features for future products and by communicating customer feedback to the Engineering group. Mr. Nicholl graduated with a B.S. degree in Biochemistry and Molecular Biology from Boston University in May 2004. From May 2004 until August 2006 he held various technology and quality-related positions for Bayer Healthcare, Inc.

Advisory Board

In November 2005, we formed an Advisory Board of experts in the industries we serve. The Advisory Board is currently made up of four persons, and we anticipate that it will have more members in the future.

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

Col. John Garrett, USMC (retired) has served on our advisory board since December 2006. Following a highly decorated and accomplished military career spanning more than 30 years, Col. Garrett is currently engaged in assisting clients in identifying federal grants and contracting opportunities for government projects in the United States and abroad through daily contact with U.S. government procurement agencies. Domestically, his work focuses on programs and procurements in the homeland security arena, while his international efforts concentrate on such areas as Iraqi and Afghanistan reconstruction programs. Once an opportunity is identified, Col. Garrett helps clients navigate the complex process of defining the government’s specific program requirements and then developing comprehensive capability statements that communicate that the client provides the best value and is best able to meet government requirements. In nearly 30 years of developing relationships throughout the U.S. government and defense industry, Col. Garrett has developed strong networks with policy and decision makers in the U.S. Congress; the Departments of State, Defense and Energy; and the Department of Homeland Security. The access that comes with these relationships allows Col. Garrett to know in advance - and in detail - how best to meet the needs of each agency’s procurement programs.

Tully Plesser serves as Chairman of Consensus Research Group, a global strategic research and consulting organization headquartered in New York City with Research Centers in Philadelphia, Los Angeles, and Düsseldorf, Germany. Prior to the formation of Consensus, Plesser was founder and President of Cambridge Marketing & Opinion Studies until its acquisition by the Minneapolis Star & Tribune Companies. He had previously held executive research posts at Hal Riney & Partners Advertising, the Interpublic Group of Companies, and served as political research consultant to the Republican National Committee and the National Republican Senatorial Committee.

Bryan Ferguson is a Vice President of Shaw Capital, Inc., the project development and financial services arm of The Shaw Group, Inc. His responsibilities include the development of equity investment projects, assets or acquisitions, providing deal structure, equity and debt financing arrangements and partnership alignment. As a principal, he helps oversee, support and manage two joint venture fund companies of which Shaw Capital is a joint venture partner: Shaw Infrastructure Investments, LLC, a $1 billion dollar infrastructure investment fund and; Leaf Clean Energy, a $400 million publicly traded clean energy, renewable energy investment company. In addition, Mr. Ferguson supports efforts in carbon credit trading and energy development projects in the Middle East. Mr. Ferguson also supports state and federal legislative and political efforts for the company.

Board Classifications and Committees

Our Board of Directors is divided into three classes as nearly equal in number as possible. Each year the stockholders elect the members of one of the three classes to three-year terms of office. Currently, Mr. Owen and Mr. Ashcroft are serving terms that expire in 2010, Mr. Koch is serving a term that expires in 2008 and Mr. Mason and Ms. Owen are serving terms that expire in 2009.

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

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors, and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the Securities and Exchange Commission required in our annual proxy statement.

Our Audit Committee is comprised of Messrs. Ashcroft, Koch and Mason. Mr. Ashcroft serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the Securities and Exchange Commission, and the Nasdaq Stock Market. The Board has determined that Mr. Ashcroft qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

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

We know of no deficiencies in compliance with Section 16(a) of the Exchange Act during 2007.

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

Summary Compensation Table for 2007 and 2006

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David C. Owen	2007	220,834	373,567	—	79,250	—	—	17,455	(4)	691,106
Principal Executive Officer	2006	136,539	—	1,170,000	164,000	—	—	18,263	(5)	1,488,802

Laura E. Owen	2007	189,072	373,567	—	79,250	—	—	18,005	(6)	659,894
Principal Operating Officer	2006	125,000	—	1,170,000	52,000	—	—	16,599	(7)	1,363,599

John C. Garrison	2007	90,392	—	—	9,385	—	—	3,762	(8)	103,539
Former Principal Financial Officer (10)	2006	108,000	—	—	37,000	—	—	1,350	(9)	146,350

(1)	Represents the cash bonus paid equal to the income tax cost on half of the restricted commons stock awarded becoming unrestricted.
(2)	During 2006, 200,000 shares of restricted common stock awarded to the Principal Executive Officer and Principal Operating Officer. Fair value of these restricted share awards was determined to be $5.85 per share on the grant date. Half of the shares become unrestricted when the Company accumulates a total of $15 million in revenue. Half of the shares become vested when the Company achieves three consecutive months positive earnings before interest, taxes, depreciation and amortization. Upon meeting the conditions and vesting of the award, the officer will also receive a cash bonus equal to the income tax cost of the stock award. Represents the cash bonus paid equal to the income tax cost on half of restricted commons stock awarded becoming unrestricted.

(3)	The amounts recognized reflect the amounts recognized as share-based compensation expense in the Company’s financial statements for the fiscal year ended December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). In conjunction with the provisions of SFAS 123R, the Company amortizes compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method.
(4)	Includes auto allowance of $8,139 and 401(k) Company contribution of $9,316.
(5)	Includes auto allowance of $11,819 and 401(k) Company contribution of $6,444.
(6)	Includes auto allowance of $10,200 and 401(k) Company contribution of $7,805.
(7)	Includes auto allowance of $10,200 and 401(k) Company contribution of $6,399.
(8)	Includes 401(k) Company contribution.
(9)	Includes 401(k) Company contribution.
(10)	Mr. Garrison resigned June 2007.

Option Exercises and Holdings

The following table sets forth, as to those Named Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2007, and the number of shares of common stock received upon exercise of options during the last fiscal year.

Outstanding Equity Awards At December 31, 2007
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares Or Units Of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
David C. Owen	100,000	—		—	$5.85	12/31/12	100,000	405,000
Principal Executive Officer	50,000	—		—	$5.85	12/31/12
	50,000	—		—	$5.50	12/31/14
	200,000	—		—	$5.85	12/31/15
	25,000	25,000	(3)	—	$6.80	8/8/12

Laura E. Owen	25,000	—		—	$5.85	4/26/09	100,000	405,000
Principal Operating Officer	12,500	—		—	$5.85	12/31/12
	50,000	—		—	$5.50	12/31/14
	100,000	—		—	$5.85	12/31/15
	25,000	25,000	(3)		$6.80	8/8/12

John C. Garrison (4)	8,000	2,000	(5)	—	$5.85	12/31/09	—	—
Former Principal Financial Officer	6,000	4,000	(5)	—	$5.85	12/31/10

(1)	In 2006, the Company cancelled option awards of 600,000 shares of common stock and reissued the same number of option awards with an exercise price of $5.85 per share.
(2)	Shares of restricted common stock become vested when the company achieves three consecutive months positive earnings before interest, taxes, depreciation and amortization. Upon meeting the conditions and vesting of the award, the officer will also receive a cash bonus equal to the income tax cost of the stock award. Market value of the stock award was determined using the year-end closing market price of $4.05 per share.

(3)	50% of the award vested upon grant with the remaining 50% to be vested on August 8, 2008.
(4)	Mr. Garrison resigned June 2007.
(5)	Option awards vest ratably over a five-year period.

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

Laura E. Owen, our President, Chief Operating Officer and Corporate Secretary, is employed pursuant to a five-year Executive Employment Agreement dated August 10, 2006 with annual compensation of $175,000 per year. The agreement notwithstanding, effective October 20, 2004, Ms. Owen voluntarily agreed to reduce her annual salary to $125,000 until we reach accumulated gross revenues of $8 million, at which time her salary would be restored to $175,000 and accrued but unpaid salary and other compensation (which totaled approximately $83,000) would be paid in full. The $8 million threshold was achieved in December, 2006, Ms. Owen received payment of the unpaid compensation and her salary was restored to $175,000 effective January 1, 2007. The agreement further provides that Ms. Owen is entitled to participate in our stock option and 401(k) plans, to receive a monthly car allowance of $850 or a company provided vehicle, to be covered by our health insurance plan, and to reimbursement of reasonable out-of-pocket expenses. The agreement is renewable by mutual agreement.

Director Compensation For 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
L. Derrick Ashcroft	10,500	—	23,775	—	—	—	34,275
Noel Koch	10,500	—	23,775	—	—	—	34,275
Roger Mason	10,500	—	23,775	—	—	—	34,275

Each non-employee director receives cash compensation in the form of board and committee meeting fees. The non-employee directors each received options for 15,000 shares in 2007, half vesting immediately with the remaining vesting in 2008. At December 31, 2007, each non-employee director holds 15,000 options expiring in 2010 at an exercise price of $5.85 per share, 15,000 options expiring in 2012 at an exercise price of $6.80 per share, and warrants that expire in 2010 for 5,000 shares at a price of $6.54.

Director Compensation

During 2007, each of the non-employee directors received 15,000 options for their board services. Non-employee directors also receive $500 for each quarterly Board meeting attended in person, together with reimbursement of expenses incurred to attend the meeting and $250 for each Board meeting attended telephonically.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information regarding the beneficial ownership of our common stock, as of March 14, 2008 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of December 31, 2007, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner(1)	No. of Shares Beneficially Owned		%
Named Executive Officers and Directors
David C. Owen	1,206,502	(2)	14.5%
Laura E. Owen	1,206,502	(2)	14.5%
Roger L. Mason	95,000	(3)	1.3%
L. Derrick Ashcroft	29,500	(4)	*
Noel Koch	35,800	(5)	*
All directors and officers as a group (six persons)	1,370,802	(6)	17.1%

5% Stockholders
Chester L.F. Paulson and Jacqueline M. Paulson (7)	1,404,755	(8)	14.4%
Paulson Family LLC (7)	1,204,755	(9)	14.4%
Paulson Capital Corp. (7)	1,182,455	(10)	14.7%
Paulson Investment Company (7)	1,182,455	(11)	17.2%
Walrus Partners, LLC	388,833	(12)	5.2%

*	Less than 1%
(1)	Except as otherwise noted, the address of all persons named in this table is: c/o ICOP Digital, Inc., 16801 W. 116th Street, Lenexa, Kansas 66219.
(2)	Mr. Owen and Ms. Owen beneficially own: nonstatutory options held by Owen Enterprises, LLC to purchase 100,000 shares of common stock; the nonstatutory options held by Mr. Owen to purchase 325,000 shares of common stock; and nonstatutory options held by Ms. Owen to purchase 212,500 shares of common stock. In addition to options, Mr. and Ms. Owen beneficially own: 248,602 shares of common stock held by David & Laura Owen Trust dated 6/4/97; 60,400 shares of common stock held by Owen Enterprises, LLC; 25,000 shares of common stock held by Owen & Associations, Inc. Profit Sharing Plan; 5,000 shares of common stock held by DBM, LP; 5,000 shares of common stock held by Emerson B. Wells, LP; 25,000 shares of common stock held by MDN, LP; 2,000 shares of common stock held by Ms. Owen; 100,000 shares of restricted stock held by Mr. Owen; and 100,000 shares of restricted stock held by Ms. Owen.
(3)	Consists of 60,000 shares of common stock, and a warrant to purchase 5,000 shares of common stock and options to purchase 30,000 shares of common stock that are exercisable within 60 days of December 31, 2007.
(4)	Consists of 2,000 shares of common stock, and a warrant to purchase 5,000 shares of common stock and options to purchase 22,500 shares of common stock that are exercisable within 60 days of December 31, 2007.
(5)	Consists of 800 shares of common stock, and a warrant to purchase 5,000 shares of common stock and options to purchase 30,000 shares of common stock that are exercisable within 60 days of December 31, 2007.
(6)	Consists of 800 shares of common stock, and a warrant to purchase 5,000 shares of common stock and options to purchase 30,000 shares of common stock that are exercisable within 60 days of December 31, 2007.

(7)	The address of each Paulson 5% stockholder is: 811 SW Naito Parkway, Suite 200, Portland, Oregon 97204. Holdings of 5% stockholders are reported in reliance upon filings of the 5% stockholders with the Securities and Exchange Commission.
(8)	According to a Schedule 13G filed on February 4, 2008, due to their relationship to certain entities,, Chester L.F. Paulson and Jacqueline M. Paulson (together, the “Paulsons”), may be deemed to be the beneficial owners of a total of 1,404,755 shares of common stock. The Paulsons may be deemed to control Paulson Capital Corp. (“PLCC”), which wholly owns Paulson Investment Company, Inc. (“PICI”). The Paulsons control and are the managing partners of the Paulson Family LLC (“LLC”). For a description of the securities held by PLCC, PICI, and LLC, please see the footnotes pertaining to each of those entities. The Paulsons directly own 100,000 shares of common stock and 100,000 warrants, which are exercisable within 60 days of December 31, 2007.
(9)	Paulson Family LLC (“LLC”) directly holds 22,300 shares of common stock, and due to its relationship to Paulson Capital Corp., and Paulson Investment Company, Inc. (“PICI”), LLC indirectly holds an additional 1,182,455 shares of common stock, which are directly held by PICI. For a description of the securities hold by PICI, please see footnote 11.
(10)	As parent of Paulson Investment Company, Inc. (“PICI”), Paulson Capital Corp. indirectly holds 1,182,455 shares of common stock, which are directly held by PICI. For a description of the securities hold by PICI, please see footnote 11.
(11)	Paulson Investment Company, Inc. directly holds the following securities: (i) 365,380 shares of common stock; (ii) 332,725 warrants, which are exercisable within 60 days of December 31, 2007; and (iii) underwriter’s warrants that are exercisable into 484,350 shares of common stock within 60 days of December 31, 2007.
(12)	The address of 5% stockholder is: 8014 Olson Memorial, #232, Golden Valley, MN 55427. Holding of 5% stockholder is reported in reliance upon filings of the 5% stockholders with the Securities and Exchange Commission. Walrus is an investment advisor and may be deemed to possess voting and dispositive power over the securities. Walrus disclaims beneficial ownership of these securities.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Transactions Involving Related Persons

In March 2008, the Company purchased land for $900,000. The seller of this land hired and paid a 6% commission to its representative broker, of which Roger Mason is a 25% partner. The Audit Committee determined this transaction did not impair Roger Mason’s independence with the Company.

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

Item 13.	Exhibits.

(a) The following exhibits are furnished as part of this report:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007.

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).

3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.2	Form of Redeemable Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.3	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.4	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.6	Form of Warrant Agreement between the Registrant and Computershare Trust Company, Inc. and Form of Warrant, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.7	Form of Purchase Warrant to placement agent (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.8	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

4.9	Form of Warrant issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.10	Form of Warrant issued to Lou Anemone (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.11	Form of Warrant issued to independent directors (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended)

4.12	Form of Securities Purchase Agreement, Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Form 8-K current report filed December 9, 2005)

4.13	Warrant issued to Investor Awareness, Inc. dated March 7, 2005 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.1	2002 Stock Option Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.2	Software Decode License Agreement dated as of January 7, 2005 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.3	Memorandum of Understanding between the Registrant and TriSquare Communications (Hong Kong) Co., Ltd., dated as of February 11, 2004 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.4	Development and Manufacturing Agreement between the Registrant and Tietech Co., Ltd., dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)CTR

10.5	Commercial Lease Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended)

10.6	Line of Credit Note dated June 23, 2005 to Frontier Bank (incorporated by reference to Exhibit 99.1 to the Form 8-K filed July 1, 2005)

10.7	Executive Employment Agreement dated as of August 10, 2006 with David C. Owen (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 (Reg No. 333-137270) filed September 13, 2006, as amended.

10.8	Executive Employment Agreement dated as of August 10, 2006 with Laura E. Owen (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2 (Reg No. 333-137270) filed September 13, 2006, as amended.

10.9	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (Reg. No. 333-131038) filed January 13, 2006, as amended).

10.10	Executive Employment Agreement dated as of July 10, 2007 with Derick D. Shupe.

10.11	Promissory Note dated March 3, 2008 to Bank of Blue Valley.

10.12	Commercial Lease Agreement, as amended, dated September 13, 2007.

17.1	Resignation Letter of Charles A. Ross, Sr. dated June 15, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 15, 2006)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CTR	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

Item 14.	Principal Accountant Fees and Services

	2007	2006
1) Audit fees	$50,773	$60,729
2) Audit related fees	7,740	13,573
3) Tax fees	—	—
4) All other fees	—	—

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

Signature	Title	Date

/s/ David C. Owen	Director	March 28, 2008
David C. Owen	(Principal Executive Officer)

/s/ Laura E. Owen	Director, President	March 28, 2008
Laura E. Owen	(Principal Operating Officer)

/s/ Derick Shupe	Chief Financial Officer	March 28, 2008
Derick Shupe	(Principal Accounting and Financial Officer)

/s/ Roger L. Mason	Director	March 28, 2008
Roger L. Mason

/s/ L. Derrick Ashcroft	Director	March 28, 2008
L. Derrick Ashcroft

/s/ Noel Koch	Director	March 28, 2008
Noel Koch

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICOP Digital, Inc.

We have audited the accompanying balance sheet of ICOP Digital, Inc. (the “Company”) as of December 31, 2007, and the related statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. ICOP Digital, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOP Digital, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP

Englewood, Colorado

March 24, 2008

ICOP DIGITAL, INC.

BALANCE SHEET

DECEMBER 31, 2007

Assets

Current assets:
Cash and cash equivalents	$3,166,213
Accounts receivable, net of allowances for doubtful accounts of $114,000	2,915,897
Inventory, at lower of cost or market	4,143,781
Prepaid expenses	502,320

Total current assets	10,728,211
Property and equipment, net of accumulated depreciation of $706,819	1,359,630

Other assets:
Deferred patent costs	87,621
Investment, at cost	25,000
Security deposit	18,258

$12,218,720

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$735,382
Accrued liabilities	553,105
Unearned revenue	359,937

Total current liabilities	1,648,424

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, no par value; 50,000,000 shares authorized, 7,455,054 shares issued and outstanding	29,710,064
Accumulated other comprehensive income	7,729
Retained deficit	(19,147,497)

Total shareholders’ equity	10,570,296

$12,218,720

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Sales, net of returns and allowances	$11,842,415	$6,620,781
Cost of sales	6,645,018	3,819,842

Gross profit	5,197,397	2,800,939

Operating expenses:
Selling, general and administrative	9,040,256	5,535,989
Research and development	1,799,555	903,125

Total operating expenses	10,839,811	6,439,114

Operating Loss	(5,642,414)	(3,638,175)

Other income (expense):
Realized income on foreign currency translation	11,691	29,982
Loss on disposal of property and equipment	(15,025)	—
Interest income	223,810	120,329
Interest expense	(37,802)	(30,381)
Other income	1,456	—

Loss before income taxes	(5,458,284)	(3,518,245)
Income tax provision	—	—

Net loss	$(5,458,284)	$(3,518,245)

Basic and diluted net loss per share	$(0.75)	$(0.58)

Basic and diluted weighted average common shares outstanding	7,320,699	6,034,032

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Year Ended December 31,
	2007	2006
Net loss	$(5,458,284)	$(3,518,245)
Other comprehensive income, net of tax:
Foreign currency translation	7,729	(71,695)

Comprehensive loss	$(5,450,555)	$(3,589,940)

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	—	$—	5,478,182	$19,303,683	$71,695	$(10,170,968)	$9,204,410
Restricted common stock issued in exchange for services	—	—	400,000	2,340,000	—	—	2,340,000
Value of restricted shares deferred until future periods	—	—	—	(1,801,000)	—	—	(1,801,000)
Stock options issued in exchange for services	—	—	—	438,000	—	—	438,000
Stock issued under employee stock purchase plan	—	—	1,300	6,903	—	—	6,903
Exercise of warrants to purchase common stock	—	—	199,999	897,726	—	—	897,726
Secondary offering of common stock and warrants, net of offering costs of $188,063	—	—	1,150,000	5,811,788	—	—	5,811,788
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(71,695)	—	(71,695)
Net loss for the year ended December 31, 2006	—	—	—	—	—	(3,518,245)	(3,518,245)

Balance at December 31, 2006	—	—	7,229,481	26,997,100	—	(13,689,213)	13,307,887
Stock issued under employee stock purchase plan	—	—	12,580	67,149	—	—	67,149
Stock options issued in exchange for services	—	—	—	492,392	—	—	492,392
Restricted common stock issued in exchange for services	—	—	—	1,021,000	—	—	1,021,000
Exercise of stock options to purchase common stock	—	—	9,000	52,650	—	—	52,650
Exercise of warrants to purchase common stock	—	—	203,993	1,079,773	—	—	1,079,773
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	7,729	—	7,729
Net loss for the year ended December 31, 2007	—	—	—	—	—	(5,458,284)	(5,458,284)

Balance at December 31, 2007	—	$—	7,455,054	$29,710,064	$7,729	$(19,147,497)	$10,570,296

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,458,284)	$(3,518,245)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	363,828	238,063
Stock-based compensation expense	1,526,309	977,000
Loss on disposal of property and equipment	15,025	—
Changes in operating assets/liabilities:
Increase in accounts receivable, inventory and prepaid expenses	(2,123,780)	(1,313,500)
Decrease (Increase) in accounts payable and accrued liabilities	909,820	(6,662)

Net cash used in operating activities	(4,767,082)	(3,623,344)

Cash flows from investing activities:
Purchases of property and equipment	(898,126)	(476,312)
Deferred patent costs	(10,001)	(16,140)
Cost method investment	(25,000)	—
Deposits	(3,258)	—

Net cash used in investing activities	(936,385)	(492,452)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	68,000
Principal payments on notes payable	—	(172,913)
Proceeds from line of credit	2,500,000	—
Payments on line of credit	(2,500,000)	—
Proceeds from the issuance of common stock	1,186,655	6,904,480
Payment of offering costs	—	(188,064)

Net cash provided by financing activities	1,186,655	6,611,503

Effect of currency exchange rate changes on cash	7,729	(49,454)

Net change in cash	(4,509,083)	2,446,253
Cash, beginning of period	7,675,296	5,229,043

Cash, end of period	$3,166,213	$7,675,296

Supplemental disclosure of cash flow information:
Interest paid	$37,802	$32,465

Non-cash investing and financing transactions:
Foreign currency translation	$—	$29,982

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United Sates requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventory

Inventory, which consists primarily of digital cameras and related hardware and accessories, is stated at the lower of cost or market, with costs determined using the first-in first-out method. The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for Company sales. The Company records a provision for obsolete or excess inventory whenever impairment has been identified. During 2007, the Company recorded an impairment charge on certain inventory of approximately $170,000, which is reflected in cost of sales in the accompanying Statement of Operations.

Prepaid Expenses

Prepaid expenses and other consist primarily of pre-payments of insurance, rent, maintenance, spare parts and trade deposits which will be reflected as an expense during the future periods benefited.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation lives are generally as follows:

Equipment	2 - 7 years
Vehicles	5 years
Furniture	2 - 7 years
Leasehold improvements	Over the lessor of the lease term or estimated useful life

Impairment of Long-lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. They assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2007 and 2006.

Recognition of Revenue and Costs of Sales

Revenue is recognized upon shipment, title and risk of loss have transferred to the purchaser, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured.

Cost incurred for shipping and handling are included in cost of sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling is reported as revenue.

Unearned Revenue

Amounts billed for extended warranties sold to customers are deferred and amortized to revenue over the effective term of the agreements. Generally the extended warranty agreement becomes effective at the end of the one-year warranty provided with the sale of equipment. The initial one-year warranty period is supported by our equipment manufacturers.

Advertising Expenses

All advertising expenditures are expensed as incurred. Advertising expenses for 2007 and 2006 were $320,000 and $257,000, respectively.

Research and Development

Research and development costs are charged to expense as incurred.

Deferred patent application cost

Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Statements of Operations. As a result of the implementation of FIN 48, the Company had no changes in the carrying amount value of its tax assets or liabilities for any unrecognized tax benefits.

Foreign Currencies

The Company purchases significant amounts of product from a Japanese firm. Products are billed to the Company in the local currency. Cash held in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income. There have been no material foreign currency translation rate changes since December 31, 2007.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation gains and losses.

Share-based Payment Arrangements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-based payment, which requires that compensation related to all stock-based awards, including stock options and restricted common stock, be measured based on their estimated grant-date fair value and recognized into expense over the period in which the share-based compensation is earned (“requisite service period”). The Company used the modified prospective application method in adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 was recognized as compensation expense in periods subsequent to December 31, 2005. The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. The Company records compensation expense for the grant date fair value of option awards over the service period as the option vests.

Loss per Common Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2007, the Company has options and warrants outstanding that could be exercised representing a total of 6,132,746 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. Cash is deposited with high quality financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 of deposits maintained at any one financial institution. On December 31, 2007, the Company had approximately $2,777,000 in excess of insured or bonded levels, based upon bank records, at four different financial institutions. The Company generally does not require collateral from the law enforcement agencies.

The Company purchased from our Japanese contract manufacturer approximately 67% and 73% of inventory during the years ended December 31, 2007 and 2006. The Company’s product line to date has been concentrated in one product; the ICOP Model 20/20 Digital Video Recording System, all of which have been purchased from this one supplier. If required, an alternate supplier would not be immediately available.

The Company sold substantially all of its products to law enforcement agencies in the US and abroad or to distributors selling to law enforcement agencies. Accordingly, substantially all accounts receivable at December 31, 2007 are concentrated in the law enforcement industry.

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

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, receivables, payables, and other current liabilities at December 31, 2007 approximate fair value due to the short-term maturity of the instruments.

Presentation of Taxes Collected and Remitted to Government Authorities

During 2006, EITF 06-3, How Taxes Collected and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Statement of Operations.

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on the financial statements.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the financial statements.

In December 2007, the Securities and Exchange Commission issued SAB 110, Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. For future grants of stock options, should the historical experience regarding the expected term of granted stock options be considered insufficient for estimating future expected terms, the Company may continue to use the “simplified method” for determining the expected term in situations allowed by SAB 110.

Note 2: Property and Equipment

Property and equipment consisted of the following as of December 31, 2007:

Equipment	$1,147,983
Vehicles	391,421
Furniture	341,583
Leasehold improvements	185,462

2,066,449
Less: accumulated depreciation	(706,819)

$1,359,630

Depreciation expense was $363,828 and $238,063 for the years ended December 31, 2007 and 2006.

Note 3: Debt

In January 2007, the Company extended a bank line of credit to $2,500,000, secured by contract rights, accounts receivable, inventory and general intangibles. The line is annually renewable for three years and accrues interest at one half percent over the Wall Street Journal Prime Lending Rate. In January 2008, the Company renewed this revolving line of credit until January 9, 2009 and increased the amount of borrowings that may be made under the line from $2,500,000 to $3,500,000.

Note 4: Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended December 31,
	2007	2006
U.S. statutory federal rate	34%	34%
State income tax rate, net of federal benefits	5%	5%
Net operating loss (NOL) for which no tax benefit is currently available	(39)%	(39)%

	0%	0%

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4: Income Taxes (cont.)

At December 31, 2007, deferred taxes consisted of a net tax asset of $7,000,750 due to operating loss carryforwards of $16,595,000, which was fully allowed for, in the valuation allowance of $7,000,750. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2007 was $2,128,750. Net operating loss carryforwards will expire through 2027. The value of these carryforwards depends on the ability of the company to generate taxable income.

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

The Company’s federal and state income tax returns are closed by relevant statute for all tax years prior to 2004.

Note 5: Shareholders’ Equity

Preferred Stock

No par preferred stock may be issued in series. Designations, preferences, stated values, rights, qualifications or limitations are to be determined by the Board of Directors.

Common Stock

Stock Issued for Cash

In July 2005, the Company completed a registered equity offering including a total of 2,990,000 shares of common stock and warrants to purchase another 2,990,000 shares of common stock for net proceeds of approximately $10.5 million, after deducting transaction costs of approximately $1.8 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share for a period of five years and are callable at a price of $0.25 per share when the Company achieved $15 million in accumulated revenue, which was in achieved in 2007. In addition the underwriter has an option to acquire 260,000 shares of common stock at a price of $4.95 per share. Each share acquired by the underwriter would be paired with a warrant to purchase another share of common stock at a price of $6.19 per share, up to a total of 260,000 shares.

In December 2005, the Company completed a private equity offering including a total of 650,000 shares of common stock and warrants to purchase another 227,500 shares of common stock for net proceeds of approximately $3.5 million, after deducting transaction costs of approximately $0.3 million. The warrants allow the holder to acquire common stock at a price of $6.19 per share until July 2010 and are callable at a price of $0.25 per share when the Company achieved $15 million in accumulated revenue, which was achieved in 2007. In addition the underwriter has an option to acquire 65,000 shares of common stock at a price of $5.92 per share. Each share acquired by the underwriter would be paired with 0.35 warrants to purchase additional shares of common stock at a price of $6.19 per share, up to a total of 22,750 shares. Shares and warrants sold in this private offering were registered in January 2006.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5: Shareholders’ Equity (cont.)

In October and November 2006, the Company sold 1,150,000 shares of the Company’s no par common stock and 1,150,000 warrants to purchase shares of the Company’s no par common stock in a registered secondary offering for total net proceeds of approximately $5.8 million. The warrants are exercisable at $6.19 per share until June 2010 and are callable at a price of $0.25 per share when the Company achieved $15 million in accumulated revenue, which was achieved in 2007.

During 2007 and 2006, shareholders exercised warrants to purchase 203,993 and 199,999 shares, respectively, of the Company’s no par common stock at total net proceeds of $1,079,773 and $897,726, respectively.

Employee Stock Purchase Plan

During 2006, the Company established a qualified Employee Stock Purchase Plan (ESPP), which allows qualified employees to participate in the purchase of designated shares of the Company’s no par common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each offering period, as defined by the plan documents). The Company reserved 200,000 shares of common stock for purchase under the ESPP. During 2007 and 2006, the Company sold 12,580 and 1,300 shares, respectively, of its no par common stock to employees under the ESPP at a total price of $67,149 and $6,903, respectively. At December 31, 2007, 186,120 registered shares remain available for employees to purchase under this plan.

Stock Option Plan

The Company established a Stock Option Plan (the “Plan”) in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant options to purchase common stock; restricted stock awards, cash, shares of common stock or any combination. At December 31, 2007, 17,000 shares were borrowed from 2008 plan year for 2007 grants in accordance with the Plan.

Restricted Stock

In May 2006, the board of directors granted a total of 400,000 shares of restricted common stock to two executive officers in recognition of their importance to the achievement of certain milestones. The shares have been issued to the officers but are restricted from sale by the officers. Restrictions on 50% of the shares lapse when the Company reached a total of $15 million gross revenue from inception and restrictions on the remaining 50% of the shares lapse when the Company reaches positive earnings before interest, taxes, depreciation and amortization (EBITDA) for three consecutive months. The Company valued these restricted shares at the market value on May 4, 2006 of $5.85 per share for a total of $2,340,000. The value of the shares related to the gross revenue target was reported as compensation expense and added to paid-in capital ratably as revenue accumulated to the $15 million target, which was achieved in 2007. The value of the shares related to the positive EBITDA target is being recognized as the progress toward consecutive months of positive EBITDA is reached. The grant further provides that the officers will receive a supplemental bonus in an amount equal to the income tax liability incurred by the officers at the time the restrictions lapse. Supplemental bonus of $747,134 was paid and expensed during 2007 relating to the lapse in restrictions on the $15 million achievement.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5: Shareholders’ Equity (cont.)

Stock Options

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006 (718,500 exercisable)	822,500	5.81
Granted	357,500	6.71
Exercised	(9,000)	5.85
Forfeited	(26,000)	5.85
Expired	—	—

Outstanding at December 31, 2007	1,145,000	6.08	5.4	$—

Exercisable at December 31, 2007	867,500	5.95	5.7	$—

Vested and expected to vest at December 31, 2007	1,110,000	6.06	5.4	$—

Options outstanding that are expected to vest are net of estimated future option forfeitures. The Company received cash of $52,650 in connection with stock option exercised during the year ended December 31, 2007. The intrinsic value of these options exercised was $24,600 during the year ended December 31, 2007.

The fair value of the options granted during 2007 were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.77 – 5.18%
Dividend yield	0.00%
Volatility factor	54 – 55%
Weighted average expected life	4.0 years

Total compensation cost recognized under share-based payment arrangements during the years ended December 31, 2007 and 2006, including $42,000 charged to capital in 2006:

	2007	2006
Stock option awards to employees	$382,773	$418,000
Employee stock purchase plan	12,917	—
Restricted stock awards	1,768,134	539,000
Stock option awards to non-employees	109,619	62,000

Total compensation cost	$2,273,443	$1,019,000

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5: Shareholders’ Equity (cont.)

Total compensation cost not yet recognized as of December 31, 2007 related to non-vested awards. The actual compensation cost recognized might differ due to forfeitures or cancellations. Vesting period for restricted stock awards is based on performance criteria so may differ from this estimate. Upon vesting of restricted stock awards, additional cash compensation will be paid to the holders to reimburse the income tax cost of the award.

	Amount	Weighted- average Remaining Vesting Period (years)
Stock option awards to employees	$613,268	2.4
Restricted stock awards	780,000	1.0
Stock option awards to non-employees	216,223	2.8

Total	$1,609,491

Restricted common stock activity is presented in the table below:

	Number of Shares	Weighted- average Grant-date Fair Value
Unvested at December 31, 2006	400,000	5.85
Vested	(200,000)	5.85

Unvested at December 31, 2007	200,000	5.85

Stock Warrants

Common stock warrants activity is presented in the table below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,480,250	5.99
Exercised	(203,994)	5.44
Forfeited	(11,010)	6.19

Outstanding and Exercisable at December 31, 2007	5,265,246	6.02	2.5	$—

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6: Commitments

Operating Lease Arrangements

The Company leases office space in Lenexa, Kansas and Olathe, Kansas under operating leases expiring in 2010. Future minimum payments due under the non-cancelable leases are as follows:

Year ending December 31:
2008	276,176
2009	276,176
2010	138,088

$690,440

Rent expense was $217,334 and $176,000 for the years ended December 31, 2007 and 2006, respectively.

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

Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Company made “safe harbor” matching contributions of three percent of compensation for all eligible employees. Each participant is 100% vested at all times in employee and employer “safe harbor” contributions. The Company’s matching contributions to the 40l(k) plan were $60,126 and $25,518 in 2007 and 2006, respectively. Effective January 1, 2007, the Company changed the “safe harbor” provisions to a company contribution of up to four percent of compensation for all eligible employees that themselves contribute up to five percent to the plan.

Note 7: Subsequent Events

On March 3, 2008, the Company executed a loan agreement with a bank to borrow $780,000 in order to purchase land on which the Company currently intends to construct a new corporate headquarters when their current lease expires. The borrowed amount and $120,000 cash were applied toward the purchase price. The loan agreement is for one year with a floating interest rate, adjusted daily, of 0.5% above the bank’s prime rate. Interest is payable monthly, with the principal due at maturity. The loan is secured by the purchased land.