Form 10-Q
period 2008-03-31
ICOP DIGITAL, INC
filed 2008-05-14
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32560

ICOP Digital, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1493152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16801 W. 116th Street, Lenexa, Kansas 66219

(Address of principal executive offices)

(913) 338-5550

(Registrant’s telephone number, including area code)

N.A.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 7,462,937 shares of its common stock issued and outstanding as of April 30, 2008, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

MARCH 31, 2008

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ICOP DIGITAL, INC.

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash	$1,677,691	$3,166,213
Accounts receivable, net of allowance for doubtful accounts of $114,000 at March 31, 2008 and December 31, 2007	2,712,587	2,915,897
Inventory, at cost	5,068,278	4,143,781
Prepaid expenses	397,236	502,320

Total current assets	9,855,792	10,728,211
Property and equipment, at cost, net of accumulated depreciation of $818,220 at March 31, 2008 and $706,819 at December 31, 2007	2,320,988	1,359,630
Other Assets:
Investment, at cost	25,000	25,000
Deferred patent costs	87,621	87,621
Deposits	18,258	18,258

Total Assets	$12,307,659	$12,218,720

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$407,578	$735,382
Accrued liabilities	709,210	553,105
Line of credit	650,000	—
Note payable	780,000	—
Unearned revenue	356,074	359,937

Total current liabilities	2,902,862	1,648,424

Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized, issued and outstanding 7,462,937 shares at March 31, 2008 and 7,455,054 at December 31, 2007	29,841,472	29,710,064
Accumulated other comprehensive (loss) gain	(2)	7,729
Accumulated deficit	(20,436,673)	(19,147,497)

Total Shareholders’ Equity	9,404,797	10,570,296

Total Liabilities and Shareholders’ Equity	$12,307,659	$12,218,720

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
Sales, net of returns	$2,815,323	$2,272,168
Cost of sales	1,789,414	1,246,181

Gross profit	1,025,909	1,025,987

Operating expenses:
Selling, general and administrative	2,070,238	1,624,048
Research and development	246,355	458,951

Total operating expenses	2,316,593	2,082,999

Loss from operations	(1,290,684)	(1,057,012)
Other income (expenses):
Foreign currency translation	—	8,331
Loss on disposal of property and equipment	(5,283)	—
Interest income	17,188	67,118
Interest expense	(10,397)	(8,336)

Loss before income taxes	(1,289,176)	(989,899)
Income tax provision	—	—

Net loss	$(1,289,176)	$(989,899)

Basic and diluted loss per share	$(0.17)	$(0.14)

Basic and diluted weighted average common shares outstanding	7,460,134	7,232,869

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	7,455,054	$29,710,064	$7,729	$(19,147,497)	$10,570,296
Value of stock options earned through vesting periods	—	—	—	105,000	—	—	105,000
Stock issued under employee stock purchase plan	—	—	7,883	26,408	—	—	26,408
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(7,731)	—	(7,731)
Net loss	—	—	—	—	—	(1,289,176)	(1,289,176)

Balance at March 31, 2008	—	$—	7,462,937	$29,841,472	$(2)	$(20,436,673)	$9,404,797

See accompanying notes to condensed financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,289,176)	$(989,899)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	127,825	71,107
Stock-based compensation	105,000	234,600
Loss on disposal of property and equipment	5,283	—
Changes in operating liabilities:
Accounts receivable	203,310	810,514
Inventory	(924,497)	842,900
Prepaids and other	105,084	(34,991)
Accounts payable	(327,804)	37,176
Accrued liabilities	152,242	(7,543)

Net cash used in operating activities	(1,842,733)	963,864

Cash flows from investing activities:
Purchases of property and equipment	(314,466)	(60,776)
Cost method investment	—	(25,000)
Deposits	—	(3,258)

Net cash used in investing activities	(314,466)	(89,034)

Cash flows from financing activities:
Proceeds from line of credit	650,000	—
Proceeds from the issuance of common stock	26,408	27,915

Net cash provided by financing activities	676,408	27,915

Effect of currency exchange rate changes on cash	(7,731)	49,136

Net change in cash	(1,488,522)	951,881
Cash, beginning of period	3,166,213	7,675,296

Cash, end of period	$1,677,691	$8,627,177

Supplemental disclosure of cash flow information:
Interest	$3,690	$6,250

Non-cash investing and financing activities:
Issuance of notes payable to purchase land	$780,000	—

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Note 2: Nature of Operations, Merger, and Summary of Significant Accounting Policies

Operations and Merger

ICOP Digital, Inc. (the Company) was incorporated in May 2002 in Nevada and merged into a wholly-owned subsidiary of the Company (a Colorado corporation) as of December 31, 2003 and the subsidiary was merged out of existence in June 2005. The Company, formerly named Vista Exploration Corporation, subsequently changed its name to ICOP Digital, Inc. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the law enforcement, security and defense industries. The Company’s offices are located in Lenexa, Kansas.

Note 3: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Land	$905,677	$—
Equipment	1,218,118	1,147,983
Vehicles	383,576	391,421
Furniture	441,197	341,583
Leasehold improvements	190,640	185,462

	3,139,208	2,066,449
Less: accumulated depreciation	(818,220)	(706,819)

	$2,320,988	$1,359,630

Note 4: Debt Obligations

On March 3, 2008, the Company executed a loan agreement with a bank to borrow $780,000 in order to purchase land on which the Company currently intends to construct a new corporate headquarters when its current lease expires. The borrowed amount and $120,000 cash were applied toward the purchase price. The loan agreement is for one year with a floating interest rate, adjusted daily, of 0.5% above the bank’s prime rate. Interest is payable monthly, with the principal due at maturity. The loan is secured by the purchased land.

Note 5: Shareholders’ Equity

Sale of common stock

During the first quarter 2008, the Company received proceeds of $26,408 in connection with employees purchasing 7,883 shares of its no par value common stock under the Company’s Employee Stock Purchase Plan.

Awards of restricted common stock and stock options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $105,000 and $234,600 has been recorded in the three-month periods ended March 31, 2008 and 2007, respectively.

Note 6: Income Taxes

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

Note 7: Commitments

Amendment to Contract Manufacturing Agreement

During the first quarter 2008, we executed an amendment to our manufacturing agreement of our ICOP Model 20/20 unit. The amendment extends our commitment to purchase 10,000 units from December 31, 2008 to December 31, 2009.

Forward Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed financial results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate,” and “estimate,” the negative of these words or other comparable words. These statements are only predictions and expressions of belief. You should not place undue reliance on these forward-looking statements. These forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and contingencies that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, the risks and uncertainties described in “Forward-Looking Statements” in our annual report on Form 10-KSB for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission (File No. 1-32560). Readers are strongly encouraged to consider these factors when evaluating forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We undertake no obligation to revise, or publicly release the results of any revisions to, these forward-looking statements.

As used in this report, “ICOP,” “we,” “us” or the “Company” refer to ICOP Digital, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Results of Operations

Sales

We began shipping our ICOP Model 20/20 units in June 2005. Sales for the three months ended March 31, 2008 and 2007 were $2,815,323 and $2,272,168, respectively, an increase of $543,155 (24%) due to continued market penetration and customer re-orders. We won approximately 50% of all competitive Requests for Proposals (RFPs) that we responded to during the first quarter 2008. In addition, 50% of all purchase orders were from existing customers.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 and 2007 were $1,789,414 and $1,246,181, respectively, an increase of $543,223 (44%). The increase is due to the increase in units shipped. Cost of sales as a percentage of sales was 63.6% for the first quarter 2008 compared to 54.8% for the first quarter 2007. The increase of cost of sales as a percentage of sales was due to a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers.

Gross Margin

Gross margin as a percentage of sales was 36.4% for the three months ended March 31, 2008 compared to 45.2% for the three months ended March 31, 2007. The decrease in gross margin as percentage of sales is the result of a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers.

Operating Expenses

Operating expenses were $2,316,593 and $2,082,999 for the three months ended March 31, 2008 and 2007, respectively, an increase of $233,594 (11%). Overall operating expenses as a percentage of sales declined from 92% to 82% in 2008.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $2,070,238 and $1,624,048, respectively, an increase of $446,190 (27%). The increase is mainly due to a 39% increase in employee headcount, which was mainly in the engineering and customer support departments.

Research and Development

Research and development expenses for the three months ended March 31, 2008 and 2007 were $246,355 and $458,951, respectively, a decrease of $212,596 (46%). The decrease is the result of a decreased use of external consultants during 2008 compared to 2007.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $105,000 and $234,600, respectively, a decrease of $129,600 (55%). The decrease is due to the expense recorded in 2007 on the restricted stock awards.

Other Income (Expenses)

Interest Income

Interest income was $17,188 and $67,118 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $49,930 (74%). The decrease is mainly due to the decrease in cash and decrease in interest rates.

Interest Expense

Interest expense was $10,397 and $8,336 for the three months ended March 31, 2008 and 2007, respectively, an increase of $2,061 (25%). The increase is due to the draw on the line of credit at the end of the first quarter 2008 used for inventory purchases and the issuance of a note payable of $780,000 to purchase land.

Amendment to Contract Manufacturing Agreement

During the first quarter 2008, we executed an amendment to our manufacturing agreement of our ICOP Model 20/20 unit. The amendment extends our commitment to purchase 10,000 units from December 31, 2008 to December 31, 2009.

Liquidity and Capital Resources

Working Capital

On March 31, 2008, the Company had $1,677,691 in cash, $2,712,587 in accounts receivable, $5,068,278 in inventory and a total of $2,902,862 in current liabilities, for a total working capital of $6,952,930.

Operating Cash Flows

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $1,835,701 and $963,864, respectively.

Investing Activity Cash Flows

Net cash used in investing activities for the three months ended March 31, 2008 was $314,466, primarily to acquire land, equipment for sales and engineering activities, compared to net cash used in investing activities for the three months ended March 31, 2007 of $89,034. During the first quarter 2008, the Company entered into a notes payable with a bank for $780,000 to purchase land for $900,000.

Financing Activity Cash Flows

Net cash provided by financing activities was $676,408 for the three months ended March 31, 2008, primarily proceeds from the line of credit, compared to net cash provided by financing activities of $27,915 for the three months ended March 31, 2007, substantially the proceeds from the issuance of common stock through the employee stock purchase plan.

Other Sources of Capital

Line of Credit — We have available a $3,500,000 bank line of credit, secured by accounts receivable, inventory, contract rights and general intangibles. Borrowings under this arrangement may be used to fund short-term working capital requirements. During the first quarter 2008, we borrowed $650,000 on the line of credit to finance inventory purchases.

Proceeds from issuance of shares and other capital contributions — The Board of Directors have approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP), which enables employees to purchase common stock from the Company at a 15% discount. For the three-month period ended March 31, 2008, 7,883 shares were sold resulting in proceeds to us of $26,408.

Our Capital Requirements

We believe our cash reserves, expected cash from operations and available borrowings on our line of credit will be sufficient to finance our planned operations during the next 12 months. We have no commitments for material capital expenditures.

Employees

We have 57 full time employees at March 31, 2008, an 8% increase from December 31, 2007.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

See our response to Item 4 above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)

Exhibit 10.7	Amended and restated employment agreement with David C. Owen.

Exhibit 10.8	Amended and restated employment agreement with Laura E. Owen.

Exhibit 10.13	Third Amendment to Development and Manufacturing Agreement.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date:	May 14, 2008	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date:	May 14, 2008	By:	/s/ Derick D. Shupe
Derick D. Shupe
Chief Financial Officer
Principal Financial and Accounting Officer