Form 10-Q
period 2008-06-30
ICOP DIGITAL, INC
filed 2008-08-13
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The issuer had 7,462,937 shares of its common stock issued and outstanding as of July 31, 2008, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

JUNE 30, 2008

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ICOP DIGITAL, INC.

Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash	$1,846,821	$3,166,213
Accounts receivable, net of allowance for doubtful accounts of $90,000 at June 30, 2008 and $114,000 at December 31, 2007	1,435,778	2,915,897
Inventory, at cost	4,811,523	4,393,348
Prepaid expenses	260,382	252,753

Total current assets	8,354,504	10,728,211
Property and equipment, at cost, net of accumulated depreciation of $983,827 at June 30, 2008 and $706,819 at December 31, 2007	2,229,521	1,359,630
Other Assets:
Investment, at cost	25,000	25,000
Deferred patent costs	87,621	87,621
Deposits	18,258	18,258

Total Assets	$10,714,904	$12,218,720

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$505,261	$735,382
Accrued liabilities	640,103	553,105
Line of credit	350,000	—
Note payable	780,000	—
Unearned revenue	377,299	359,937

Total current liabilities	2,652,663	1,648,424

Contingencies
Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized, issued and outstanding 7,462,937 shares at June 30, 2008 and 7,455,054 at December 31, 2007	29,941,472	29,710,064
Accumulated other comprehensive gain	2,350	7,729
Accumulated deficit	(21,881,581)	(19,147,497)

Total Shareholders’ Equity	8,062,241	10,570,296

Total Liabilities and Shareholders’ Equity	$10,714,904	$12,218,720

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales, net of returns	$2,830,625	$2,529,025	$5,645,948	$4,801,193
Cost of sales	1,719,385	1,397,717	3,508,799	2,643,898

Gross profit	1,111,240	1,131,308	2,137,149	2,157,295

Operating expenses:
Selling, general and administrative	2,281,508	1,831,700	4,351,746	3,455,748
Research and development	265,678	530,121	512,033	989,072

Total operating expenses	2,547,186	2,361,821	4,863,779	4,444,820

Loss from operations	(1,435,946)	(1,230,513)	(2,726,630)	(2,287,525)
Other income (expenses):
Foreign currency translation	—	3,360	—	11,691
Interest income	7,711	63,493	24,899	130,611
Interest expense	(16,673)	—	(27,070)	(8,336)
Loss on disposal of property and equipment	—	—	(5,283)	—
Other income	—	15,000	—	15,000

Loss before income taxes	(1,444,908)	(1,148,660)	(2,734,084)	(2,138,559)
Income tax provision	—	—	—	—

Net loss	$(1,444,908)	$(1,148,660)	$(2,734,084)	$(2,138,55)

Basic and diluted loss per share	$(0.19)	$(0.16)	$(0.37)	$(0.30)

Basic and diluted weighted average common shares outstanding	7,462,937	7,246,651	7,445,647	7,239,732

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	7,455,054	$29,710,064	$7,729	$(19,147,497)	$10,570,296
Value of stock options earned through vesting periods	—	—	—	205,000	—	—	205,000
Stock issued under employee stock purchase plan	—	—	7,883	26,408	—	—	26,408
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(5,379)	—	(5,379)
Net loss	—	—	—	—	—	(2,734,084)	(2,734,084)

Balance at June 30, 2008	—	$—	7,462,937	$29,941,472	$2,350	$(21,881,581)	$8,062,241

See accompanying notes to condensed financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,734,084)	$(2,138,559)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	293,431	137,107
Stock-based compensation	205,000	490,298
Loss on disposal of property and equipment	5,283	—
Changes in operating liabilities:
Accounts receivable	1,480,119	235,719
Inventory	(418,175)	560,935
Prepaids and other	(7,629)	(15,243)
Accounts payable	(230,121)	133,903
Accrued liabilities	104,360	147,266

Net cash used in operating activities	(1,301,816)	(448,574)

Cash flows from investing activities:
Purchases of property and equipment	(388,605)	(278,993)
Cost method investment	—	(25,000)
Deposits	—	(3,258)

Net cash used in investing activities	(388,605)	(307,251)

Cash flows from financing activities:
Proceeds from line of credit	650,000	—
Payment on line of credit	(300,000)	—
Proceeds from the issuance of common stock	26,408	266,459

Net cash provided by financing activities	376,408	266,459

Effect of currency exchange rate changes on cash	(5,379)	(35,912)

Net change in cash	(1,319,392)	(525,278)
Cash, beginning of period	3,166,213	7,675,296

Cash, end of period	$1,846,821	$7,150,018

Supplemental disclosure of cash flow information:
Interest	$25,593	$6,250

Non-cash investing and financing activities:
Issuance of notes payable to purchase land	$780,000	—

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three- and six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Certain amounts in prior year have been reclassified to conform to current year’s presentation.

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

Note 3: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Land	$905,677	$—
Equipment	1,290,584	1,147,983
Vehicles	383,576	391,421
Furniture	442,871	341,583
Leasehold improvements	190,640	185,462

	3,213,348	2,066,449
Less: accumulated depreciation	(983,827)	(706,819)

	$2,229,521	$1,359,630

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

Awards of restricted common stock and stock options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $205,000 and $490,298 has been recorded in the six-month periods ended June 30, 2008 and 2007, respectively.

Note 6: Income Taxes

The Company records its income taxes in accordance with SFAS 109. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, all of which was fully reserved; therefore the net benefit and expense resulted in $0 income taxes. The recognition of these net operating loss carry-forwards depends on the ability of the Company to generate taxable income in the future.

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

Note 7: Subsequent Events

On July 10, 2008, the Company granted to each of Mr. Owen, the Company’s Chief Executive Officer, and Ms. Owen, the Company’s Chief Operating Officer, 200,000 options to purchase shares of common stock at an exercise price of $1.39 per share, the closing price of the Company’s common stock on July 10, 2008, as reported on the NASDAQ Capital Market. These options are immediately exercisable, expire on July 10, 2018, and were granted pursuant to, and are subject to the terms, conditions and forfeiture provisions of, the 2002 Stock Option Plan. The Company granted these options in exchange for (i) Mr. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 50,000 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share, and (ii) Ms. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 37,500 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share.

On July 15, 2008, the Company filed and has pending a Registration Statement on Form S-1 (Registration Number 333-152347) to register 1,250,000 shares of common stock.

Note 7: Subsequent Events (continued)

On July 31, 2008, the Company was served with a summons and a complaint in which the Company and TriSquare Communications, Inc., a Missouri corporation (“TriSquare”), were named as defendants in a patent infringement action commenced by L-3 Communications Mobile-Vision, Inc., a New Jersey corporation (“Mobile-Vision”). According to the complaint, which was filed in the United States District Court for the District of New Jersey, the wireless microphone and related base station that TriSquare and its affiliates manufacture and import, and the Company incorporates into and sells as components of its ICOP 20/20-W product, infringe upon a patent held by Mobile-Vision covering a wireless microphone for use with an in-car video system (the “Mobile-Vision Patent”). Mobile-Vision’s complaint requests various forms of relief, including a permanent injunction, treble damages, and reasonable attorneys’ fees and costs. Mobile-Vision has also brought similar actions against competitors of the Company. The Company believes that Mobile-Vision’s claim is entirely without merit and intends to vigorously defend against it.

In a related development, Mobile-Vision also filed a complaint (the “ITC Complaint”), which has not yet been served on the Company, against the Company, TriSquare, and several other parties requesting that the United States International Trade Commission (the “ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The ITC Complaint further requests that the ITC issue a permanent exclusion order barring the importation into the United States of all articles that infringe the Mobile-Vision Patent. Mobile-Vision has filed similar complaints against those competitors whom they sued in the above-mentioned lawsuit. The Company believes that the ITC Claim is entirely without merit and intends to vigorously defend against it.

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

As used in this report, “ICOP,” “we,” “us” or the “Company” refers to ICOP Digital, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Three Months Ended June 30, 2008 and 2007

Results of Operations

Sales

We began shipping our ICOP Model 20/20 units in June 2005. Sales for the three months ended June 30, 2008 and 2007 were $2,830,625 and $2,529,025, respectively, an increase of $301,600 (12%) due to continued market penetration and customer re-orders.

Cost of Sales

Cost of sales for the three months ended June 30, 2008 and 2007 were $1,719,385 and $1,397,717, respectively, an increase of $321,668 (23%). The increase is due to the increase in units shipped. Cost of sales as a percentage of sales was 60.7% for second quarter of 2008 compared to 55.3% for the second quarter of 2007. The increase of cost of sales as a percentage of sales was due to a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Gross Margin

Gross margin as a percentage of sales was 39.3% for the three months ended June 30, 2008 compared to 44.7% for the three months ended June 30, 2007. The decrease in gross margin as percentage of sales is the result of a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers impacting gross margin by approximately $40,000. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen resulting in lower gross margin as a percentage of sales.

Operating Expenses

Operating expenses were $2,547,186 and $2,361,821 for the three months ended June 30, 2008 and 2007, respectively, an increase of $185,365 (8%). Overall operating expenses as a percentage of sales decreased from 93% in 2007 to 90% in 2008.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 were $2,281,508 and $1,831,700, respectively, an increase of $449,808 (25%). The increase is mainly due to a 39% increase in employee headcount, which was primarily in the engineering and customer support departments.

Research and Development

Research and development expenses for the three months ended June 30, 2008 and 2007 were $265,678 and $530,121, respectively, a decrease of $264,443 (50%). The decrease is the result of a decreased use of external consultants during 2008 compared to 2007 and due to the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended June 30, 2008 and 2007 was $100,000 and $255,698, respectively, a decrease of $155,698 (61%). The decrease is due to the expense recorded in 2007 on the restricted stock awards.

Other Income (Expenses)

Interest Income

Interest income was $7,711 and $63,493 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $55,782 (88%). The decrease is mainly due to the decrease in cash and decrease in interest rates.

Interest Expense

Interest expense was $16,673 and $0 for the three months ended June 30, 2008 and 2007, respectively. The increase is due to the draw on the line of credit at the end of the first quarter 2008 used for inventory purchases and the issuance of a note payable of $780,000 to purchase land.

For the Six Months Ended June 30, 2008 and 2007

Results of Operations

Sales

We began shipping our ICOP Model 20/20 units in June 2005. Sales for the six months ended June 30, 2008 and 2007 were $5,645,948 and $4,801,193, respectively, an increase of $844,755 (18%) due to continued market penetration and customer re-orders. We won approximately 50% of all competitive Requests for Proposals (RFPs) that we responded to during the first six months of 2008. In addition, 65% of all purchase orders were from existing customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2008 and 2007 were $3,508,799 and $2,643,898, respectively, an increase of $864,901 (33%). The increase is due to the increase in units shipped. Cost of sales as a percentage of sales was 62.1% for first six months of 2008 compared to 55.1% for the first six months of 2007. The increase of cost of sales as a percentage of sales was due to a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Gross Margin

Gross margin as a percentage of sales was 37.9% for the six months ended June 30, 2008 compared to 44.9% for the six months ended June 30, 2007. The decrease in gross margin as percentage of sales is the result of a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers impacting gross margin by approximately $180,000. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen resulting in lower gross margin as a percentage of sales.

Operating Expenses

Operating expenses were $4,863,779 and $4,444,820 for the six months ended June 30, 2008 and 2007, respectively, an increase of $418,959 (9%). Overall operating expenses as a percentage of sales decreased from 93% in 2007 to 86% in 2008.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $4,351,746 and $3,455,748, respectively, an increase of $895,998 (26%). The increase is mainly due to a 39% increase in employee headcount, which was primarily in the engineering and customer support departments.

Research and Development

Research and development expenses for the six months ended June 30, 2008 and 2007 were $512,033 and $989,072, respectively, a decrease of $477,039 (48%). The decrease is the result of a decreased use of external consultants during 2008 compared to 2007 and due to the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2008 and 2007 was $205,000 and $490,298, respectively, a decrease of $285,298 (58%). The decrease is due to the expense recorded in 2007 on the restricted stock awards.

Other Income (Expenses)

Interest Income

Interest income was $24,899 and $130,611 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $105,712 (81%). The decrease is mainly due to the decrease in cash and decrease in interest rates.

Interest Expense

Interest expense was $27,070 and $8,336 for the six months ended June 30, 2008 and 2007, respectively, an increase of $18,734 (225%). The increase is due to the draw on the line of credit at the end of the first quarter 2008 used for inventory purchases and the issuance of a note payable of $780,000 to purchase land.

Liquidity and Capital Resources

Working Capital

On June 30, 2008, the Company had $1,846,821 in cash, $1,435,778 in accounts receivable, $4,811,523 in inventory and a total of $2,652,663 in current liabilities, for a net working capital of $5,701,841.

Operating Cash Flows

Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $1,301,816 and $448,574, respectively.

Investing Activity Cash Flows

Net cash used in investing activities for the six months ended June 30, 2008 was $388,605, primarily to acquire land and equipment for sales and engineering activities, compared to net cash used in investing activities for the six months ended June 30, 2007 of $307,251. During the first six months of 2008, the Company entered into a note payable with a bank for $780,000 to purchase land for $900,000.

Financing Activity Cash Flows

Net cash provided by financing activities was $376,408 for the six months ended June 30, 2008, primarily proceeds from the line of credit, compared to net cash provided by financing activities of $266,459 for the six months ended June 30, 2007, substantially the proceeds from the issuance of common stock through the employee stock purchase plan and through the exercise of warrants.

Other Sources of Capital

Line of Credit — We have available a $3,500,000 bank line of credit, secured by accounts receivable, inventory, contract rights and general intangibles. Borrowings under this arrangement may be used to fund short-term working capital requirements. At June 30, 2008, we had $350,000 borrowed on the line of credit.

Proceeds from issuance of shares and other capital contributions — The Board of Directors have approved the 2005 Employee Stock Purchase Plan (the 2005 ESPP), which enables employees to purchase common stock from the Company at a 15% discount. For the six-month period ended June 30, 2008, 7,883 shares were sold resulting in proceeds to us of $26,408.

Our Capital Requirements

We believe our cash reserves, expected cash from operations and available borrowings on our line of credit will be sufficient to finance our planned operations during the next 12 months. In addition, the Company filed and has pending a Registration Statement on Form S-1 (Registration Number 333-152347) to register 1,250,000 shares of common stock from which we may receive additional cash. We have no commitments for material capital expenditures.

Employees

We had 59 full-time employees at June 30, 2008, a 11% increase from December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

(a)

Exhibit 10.1	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with David C. Owen.

Exhibit 10.2	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with Laura E. Owen.

Exhibit 10.3	Non-Statutory Stock Option Agreement as of July 10, 2008 with David C. Owen.

Exhibit 10.4	Non-Statutory Stock Option Agreement as of July 10, 2008 with Laura E. Owen.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: August 13, 2008	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: August 13, 2008	By:	/s/ Derick D. Shupe
Derick D. Shupe
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with David C. Owen.

Exhibit 10.2	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with Laura E. Owen.

Exhibit 10.3	Non-Statutory Stock Option Agreement as of July 10, 2008 with David C. Owen.

Exhibit 10.4	Non-Statutory Stock Option Agreement as of July 10, 2008 with Laura E. Owen.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.