Form 10-Q
period 2008-09-30
ICOP DIGITAL, INC
filed 2008-11-14
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32560

ICOP Digital, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1493152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The issuer had 7,486,385 shares of its common stock issued and outstanding as of October 31, 2008, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

SEPTEMBER 30, 2008

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ICOP DIGITAL, INC.

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash	$1,672,563	$3,166,213
Accounts receivable, net of allowance for doubtful accounts of $93,700 at September 30, 2008 and $114,000 at December 31, 2007	1,389,959	2,915,897
Inventory, at cost	4,943,621	4,393,348
Prepaid expenses	298,767	252,753

Total current assets	8,304,910	10,728,211
Property and equipment, at cost, net of accumulated depreciation of $1,082,149 at September 30, 2008 and $706,819 at December 31, 2007	2,135,968	1,359,630
Other Assets:
Investment, at cost	25,000	25,000
Deferred patent costs	87,621	87,621
Deposits	18,258	18,258

Total Assets	$10,571,757	$12,218,720

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$442,125	$735,382
Accrued liabilities	781,850	553,105
Line of credit	1,415,659	—
Note payable	780,000	—
Unearned revenue	447,005	359,937

Total current liabilities	3,866,639	1,648,424

Contingencies
Shareholders’ Equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized, issued and outstanding 7,486,385 shares at September 30, 2008 and 7,455,054 at December 31, 2007	30,262,796	29,710,064
Accumulated other comprehensive gain	82	7,729
Accumulated deficit	(23,557,760)	(19,147,497)

Total Shareholders’ Equity	6,705,118	10,570,296

Total Liabilities and Shareholders’ Equity	$10,571,757	$12,218,720

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales, net of returns	$2,720,296	$3,751,834	$8,366,244	$8,553,027
Cost of sales	1,555,186	1,961,710	5,063,985	4,605,608

Gross profit	1,165,110	1,790,124	3,302,259	3,947,419

Operating expenses:
Selling, general and administrative	2,482,823	2,834,615	6,834,569	6,290,363
Research and development	326,045	366,786	838,078	1,355,858

Total operating expenses	2,808,868	3,201,401	7,672,647	7,646,221

Loss from operations	(1,643,758)	(1,411,277)	(4,370,388)	(3,698,802)
Other income (expenses):
Foreign currency translation	—	—	—	11,691
Interest income	3,097	55,051	27,996	185,662
Interest expense	(28,725)	(29,466)	(55,795)	(37,802)
Loss on disposal of property and equipment	(6,793)	(7,155)	(12,076)	(7,155)
Other income	—	5,000	—	20,000

Loss before income taxes	(1,676,179)	(1,387,847)	(4,410,263)	(3,526,406)
Income tax provision	—	—	—	—

Net loss	$(1,676,179)	$(1,387,847)	$(4,410,263)	$(3,526,406)

Basic and diluted loss per share	$(0.22)	$(0.19)	$(0.59)	$(0.48)

Basic and diluted weighted average common shares outstanding	7,478,569	7,346,828	7,467,195	7,275,422

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	7,455,054	$29,710,064	$7,729	$(19,147,497)	$10,570,296
Value of stock options earned through vesting periods	—	—	—	501,000	—	—	501,000
Stock issued under employee stock purchase plan	—	—	31,331	51,732	—	—	51,732
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(7,647)	—	(7,647)
Net loss	—	—	—	—	—	(4,410,263)	(4,410,263)

Balance at September 30, 2008	—	$—	7,486,385	$30,262,796	$82	$(23,557,760)	$6,705,118

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,410,263)	$(3,526,406)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	415,984	254,764
Stock-based compensation	501,000	1,397,662
Loss on disposal of property and equipment	12,076	7,155
Changes in operating liabilities:
Accounts receivable	1,525,938	(949,032)
Inventory	(550,273)	(1,420,885)
Prepaids and other	(46,014)	(126,076)
Accounts payable	(293,257)	244,525
Accrued liabilities	315,813	280,345

Net cash used in operating activities	(2,528,996)	(3,837,948)

Cash flows from investing activities:
Purchases of property and equipment	(424,398)	(701,472)
Cost method investment	—	(25,000)
Deposits	—	(3,258)

Net cash used in investing activities	(424,398)	(729,730)

Cash flows from financing activities:
Proceeds from line of credit	2,075,000	2,500,000
Payment on line of credit	(659,341)	(2,500,000)
Proceeds from the issuance of common stock	51,732	1,199,572

Net cash provided by financing activities	1,467,391	1,199,572

Effect of currency exchange rate changes on cash	(7,647)	5,006

Net change in cash	(1,493,650)	(3,363,100)
Cash, beginning of period	3,166,213	7,675,296

Cash, end of period	$1,672,563	$4,312,196

Supplemental disclosure of cash flow information:
Interest	$44,793	$37,802

Non-cash investing and financing activities:
Issuance of notes payable to purchase land	$780,000	—

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three- and nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Note 3: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Land	$905,677	$—
Equipment	1,334,033	1,147,983
Vehicles	342,552	391,421
Furniture	445,215	341,583
Leasehold improvements	190,640	185,462

	3,218,117	2,066,449
Less: accumulated depreciation	(1,082,149)	(706,819)

	$2,135,968	$1,359,630

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

On August 20, 2008, the Company received notice from Equity Bank (the Bank) that the Company’s $3.5 million line of credit had been declared in default by the Bank. The Bank declared the line of credit in default under the “general insecurity” clause of the loan agreement and because of the Company’s anticipated breach of the $7.5 million net worth financial covenant. ICOP had until October 20, 2008 to refinance or pay off the outstanding balance on the line of credit, which was $1,425,000 on August 20, 2008. On October 16, 2008, the Company obtained an extension to pay off the line of credit until December 4, 2008. In connection with the extension, the Company made a $600,000 principal payment on the outstanding balance of the line of credit. On November 10, 2008, the Company repaid the entire outstanding balance on the line of credit with the proceeds of the new Purchasing Agreement discussed in Note 8 below.

Note 5: Shareholders’ Equity

Sale of common stock

During the first and third quarters 2008, the Company received proceeds of $26,408 and $25,423 in connection with employees purchasing 7,883 and 23,448 shares, respectively, of its no par value common stock under the Company’s Employee Stock Purchase Plan.

Awards of restricted common stock and stock options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $501,000 and $1,397,662 has been recorded in the nine-month periods ended September 30, 2008 and 2007, respectively.

On July 10, 2008, the Company granted to each of Mr. Owen, the Company’s Chief Executive Officer, and Ms. Owen, the Company’s Chief Operating Officer, 200,000 options to purchase shares of common stock at an exercise price of $1.39 per share, the closing price of the Company’s common stock on July 10, 2008, as reported on the NASDAQ Capital Market. These options are immediately exercisable, expire on July 10, 2018, and were granted pursuant to, and are subject to the terms, conditions and forfeiture provisions of, the 2002 Stock Option Plan. The Company granted these options in exchange for (i) Mr. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 50,000 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share, and (ii) Ms. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 37,500 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share. Net stock-based compensation expense recorded immediately in connection with these transactions was approximately $200,000.

Registration of stock offering

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

Note 6: Income Taxes (continued)

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the statements of operations. There has been no interest or penalties recognized in the condensed financial statements.

Note 7: Contingencies

On July 31, 2008, the Company was served with a summons and a complaint in which the Company and TriSquare Communications, Inc., a Missouri corporation (“TriSquare”), were named as defendants in a patent infringement action commenced by L-3 Communications Mobile-Vision, Inc., a New Jersey corporation (“Mobile-Vision”). According to the complaint, which was filed in the United States District Court for the District of New Jersey, the wireless microphone and related base station that TriSquare and its affiliates manufacture and import, and the Company incorporates into and sells as components of its ICOP 20/20-W product, infringe upon a patent held by Mobile-Vision covering a wireless microphone for use with an in-car video system (the “Mobile-Vision Patent”). Mobile-Vision’s complaint requests various forms of relief, including a permanent injunction, treble damages, and reasonable attorneys’ fees and costs. Mobile-Vision has also brought similar actions against competitors of the Company. The Company intends to vigorously defend itself against these claims.

In a related development, Mobile-Vision also filed a complaint (the “ITC Complaint”), which has not yet been served on the Company, against the Company, TriSquare, and several other parties requesting that the United States International Trade Commission (the “ITC”) commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The ITC Complaint further requests that the ITC issue a permanent exclusion order barring the importation into the United States of all articles that infringe the Mobile-Vision Patent. Mobile-Vision has filed similar complaints against those competitors whom they sued in the above-mentioned lawsuit. The Company intends to vigorously defend itself against these claims.

Note 8: Subsequent Events

On November 10, 2008, the Company entered into a Purchasing Agreement (the Purchasing Agreement) with a financing company (the Purchaser) for 18 months (Initial Term) to sell all of its accounts receivable at a discount of 0.75% (Purchasing Fee) from the face value of each invoice for every thirty days the invoice is outstanding. The Company is obligated to sell all of its receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5 million. The interest rate on any outstanding advances to the Company will be 2.5% plus the greater of LIBOR plus 2.75% or the Prime Rate as published by the Wall Street Journal. In no event shall LIBOR be less than 3%. The Company is required to sell the Purchaser $2.4 million in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. The Company is required to maintain a $5 million tangible net worth at all times during the term of the Purchasing Agreement. The Purchasing Agreement may be renewed annually after the Initial Term unless either party elects not to, but can be terminated by the Purchaser at any time without cause on 60 days notice to the Company.

Under the Purchasing Agreement, the Purchaser may, in its sole discretion, advance to the Company up to 50% of eligible inventory, not to exceed the lesser of (i) 40% of the outstanding advances under the accounts receivable financing or (ii) $750,000. The interest rate on any outstanding advances on inventory to the Company will be 3.5% plus the greater of LIBOR plus 2.75% or the Prime Rate as published by the Wall Street Journal. In no event shall LIBOR be less than 3%. The financing facility is secured by security interest in essentially all assets of the Company.

Forward Looking Statements

We make forward-looking statements in this report, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to material known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed financial results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate,” and “estimate,” the negative of these words or other comparable words. These statements are only predictions and expressions of belief. You should not place undue reliance on these forward-looking statements. These forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and contingencies that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, the risks and uncertainties described in “Forward-Looking Statements” in our annual report on Form 10-KSB for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission (File No. 1-32560). Readers are strongly encouraged to consider these factors when evaluating forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements. We undertake no obligation to revise, or publicly release the results of any revisions to, these forward-looking statements.

As used in this report, “ICOP,” “we,” “us” or the “Company” refers to ICOP Digital, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Three Months Ended September 30, 2008 and 2007

Results of Operations

Sales

We began shipping our ICOP Model 20/20 units in June 2005. Sales for the three months ended September 30, 2008 and 2007 were $2,720,296 and $3,751,834, respectively, a decrease of $1,031,538 (27%) due to a reduction in units sold. The reduction in number of units sold was mainly due to the negative impact of our announcement of our line of credit being declared in default in August 2008. Subsequent to the quarter end September 30,2 008, we announced a new financing arrangement. See Liquidity and Capital Resources below.

Cost of Sales

Cost of sales for the three months ended September 30, 2008 and 2007 were $1,555,186 and $1,961,710, respectively, a decrease of $406,524 (21%). The decrease is due to the decrease in units shipped. Cost of sales as a percentage of sales was 57.2% for third quarter of 2008 compared to 52.3% for the third quarter of 2007. The increase of cost of sales as a percentage of sales was due to the cost of inventory being higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Gross Margin

Gross margin as a percentage of sales was 42.8% for the three months ended September 30, 2008 compared to 47.7% for the three months ended September 30, 2007. The decrease in gross margin as percentage of sales is the result of the cost of inventory being higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen resulting in lower gross margin as a percentage of sales.

Operating Expenses

Operating expenses were $2,808,868 and $3,201,401 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $392,533 (12%). The decrease is mainly due to $600,000 decrease in stock based compensation, offset by an increase in employee headcount, which was primarily in the engineering and customer support departments. Overall operating expenses as a percentage of sales increased from 85% in 2007 to 103% for the three months ended September 30, 2008. This increase is mainly due to the 27% decrease in revenue for the comparable periods.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $2,482,823 and $2,834,615, respectively, a decrease of $351,792 (12%). The decrease is mainly due to $600,000decrease in stock based compensation, offset by an increase in employee headcount, which was primarily in the engineering and customer support departments.

Research and Development

Research and development expenses for the three months ended September 30, 2008 and 2007 were $326,045 and $366,786, respectively, a decrease of $40,741 (11%). The decrease is the result of a decreased use of external consultants during 2008 compared to 2007 and the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended September 30, 2008 and 2007 was $296,000 and $907,364, respectively, a decrease of $611,364 (67%). The decrease is due to the expense recorded in 2007 third quarter on the restricted stock awards of approximately $565,000 and the expense recorded on stock options granted in the third quarter 2007 of approximately $300,000, offset by the cancellations and grants to Mr. Owen, the Company’s Chief Executive Officer, and Mrs. Owen, the Company’s Chief Operating Officer, of approximately $200,000 during the third quarter 2008.

Other Income (Expenses)

Interest Income

Interest income was $3,097 and $55,051 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $51,954 (94%). The decrease is mainly due to the decrease in invested cash resulting from the use of cash in operations and a decrease in interest rates.

Interest Expense

Interest expense was $28,725 and $29,466 for the three months ended September 30, 2008 and 2007, respectively.

For the Nine Months Ended September 30, 2008 and 2007

Results of Operations

Sales

We began shipping our ICOP Model 20/20 units in June 2005. Sales for the nine months ended September 30, 2008 and 2007 were $8,366,244 and $8,553,027, respectively, a decrease of $186,783 (2%).

Cost of Sales

Cost of sales for the nine months ended September 30, 2008 and 2007 were $5,063,985 and $4,605,608, respectively, an increase of $458,377 (10%). Cost of sales as a percentage of sales was 60.5% for first nine months of 2008 compared to 53.8% for the first nine months of 2007. The increase in cost of sales as a percentage of sales was due to a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Gross Margin

Gross margin as a percentage of sales was 39.5% for the nine months ended September 30, 2008 compared to 46.2% for the nine months ended September 30, 2007. The decrease in gross margin as percentage of sales is the result of a special limited time program to sell our new ICOP Extreme Wireless Microphone at a discount to certain qualifying customers impacting gross margin by approximately $180,000. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen resulting in lower gross margin as a percentage of sales.

Operating Expenses

Operating expenses were $7,672,647 and $7,646,221 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $26,426.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $6,834,569 and $6,290,363, respectively, an increase of $544,206 (9%). The increase is mainly due to a 39% increase in employee headcount, which was primarily in the engineering and customer support departments.

Research and Development

Research and development expenses for the nine months ended September 30, 2008 and 2007 were $838,078 and $1,355,858, respectively, a decrease of $517,780 (38%). The decrease is the result of a decreased use of external consultants during 2008 compared to 2007 and the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $501,000 and $1,397,662, respectively, a decrease of $896,662 (64%). The decrease is due to the expense recorded in 2007 on the restricted stock awards of approximately $1,000,000 and the expense recorded on stock options granted in the third quarter 2007 of approximately $300,000, offset by the cancellations and grants to Mr. Owen, the Company’s Chief Executive Officer, and Mrs. Owen, the Company’s Chief Operating Officer, of approximately $200,000 during the third quarter 2008.

Other Income (Expenses)

Interest Income

Interest income was $27,996 and $185,662 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $157,666 (85%). The decrease is mainly due to the decrease in cash and decrease in interest rates.

Interest Expense

Interest expense was $55,795 and $37,802 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $17,993 (48%). The increase is due to the draw on the line of credit at the end of the first quarter 2008 used for inventory purchases and the issuance of a note payable of $780,000 to purchase land.

Liquidity and Capital Resources

Working Capital

On September 30, 2008, the Company had $1,672,563 in cash, $1,389,959 in accounts receivable, $4,943,621 in inventory and a total of $3,866,639 in current liabilities, for a net working capital of $4,438,271.

Operating Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2008 and 2007 was $2,528,996 and $3,837,948, respectively. The decrease in cash used in operations is mainly due to the increases in inventory and accounts receivable in 2007, offset by lower net loss in the 2007 nine month period compared to the 2008 nine month period.

Investing Activity Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2008 was $424,398, primarily to acquire land and equipment for sales and engineering activities, compared to net cash used in investing activities for the nine months ended September 30, 2007 of $729,730. During the first nine months of 2008, the Company entered into a note payable with a bank for $780,000 to purchase land for $900,000 intended for future corporate location when the Company’s current leases expire.

Financing Activity Cash Flows

Net cash provided by financing activities was $1,467,391 for the nine months ended September 30, 2008, primarily proceeds from the line of credit that was paid off on November 10, 2008, compared to net cash provided by financing activities of $1,199,572 for the nine months ended September 30, 2007, substantially the proceeds from the issuance of common stock through the employee stock purchase plan and through the exercise of warrants.

Other Sources of Capital

Line of Credit — We had a $3,500,000 line of credit with Equity Bank (the Bank) during the three months end September 30, 2008. On August 20, 2008, the Company received notice from the Bank that the Company’s line of credit had been declared in default by the Bank. The Bank declared the line of credit in default under the “general insecurity” clause of the loan agreement and the Company’s anticipated breach of the $7.5 million net worth financial covenant. ICOP had until October 20, 2008 to refinance or pay off the outstanding balance on the line of credit, which was $1,425,000 on August 20, 2008. On October 16, 2008, the Company obtained an extension to pay off the line of credit until December 4, 2008. In connection with the extension, the Company made a $600,000 principal payment on the outstanding balance of the line of credit. On November 10, 2008, the Company repaid the entire outstanding balance on the line of credit with the proceeds of the Purchasing Agreement discussed below and in Note 8 to the condensed financial statements.

On November 10, 2008, the Company entered into a Purchasing Agreement (the Purchasing Agreement) with a financing company (the Purchaser) for 18 months (Initial Term) to sell all of its accounts receivable at a discount of 0.75% (Purchasing Fee) from the face value of each invoice for every thirty days the invoice is outstanding. The Company is obligated to sell all of its receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5 million. The interest rate on any outstanding advances to the Company will be 2.5% plus the greater of LIBOR plus 2.75% or the Prime Rate as published by the Wall Street Journal. In no event shall LIBOR be less than 3%. The Company is required to sell the Purchaser $2.4 million in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. The Company is required to maintain a $5 million tangible net worth at all times during the term of the Purchasing Agreement. The Purchasing Agreement may be renewed annually after the Initial Term unless either party elects not to, but can be terminated by the Purchaser at any time without cause on 60 days notice to the Company.

Under the Purchasing Agreement, the Purchaser may, in its sole discretion, advance to the Company up to 50% of eligible inventory, not to exceed the lesser of (i) 40% of the outstanding advances under the accounts receivable financing or (ii) $750,000. The interest rate on any outstanding advances on inventory to the Company will be 3.5% plus the greater of LIBOR plus 2.75% or the Prime Rate as published by the Wall Street Journal. In no event shall LIBOR be less than 3%. The financing facility is secured by security interest in essentially all assets of the Company.

Proceeds from issuance of shares and other capital contributions — The 2005 Employee Stock Purchase Plan (the 2005 ESPP) enables employees to purchase common stock from the Company at a 15% discount. For the nine-month period ended September 30, 2008, 31,331 shares were sold resulting in proceeds to us of $51,732.

Our Capital Requirements

We have incurred significant operating losses and negative cash flow from operations since inception. We intend to utilize our new financing arrangement to supplement operating cash and fund operations in the near future. However, our ability to obtain sufficient advances under our new financing arrangement to meet our operating capital requirements for the forseeable future may be dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. We will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two, or raise additional capital or additional debt financing in order to sustain future operations. We have filed a Registration Statement on Form S-1 (Registration Number 333-152347) to register 1,250,000 shares of common stock from which we had planned to raise additional cash. However, the outlook for selling common stock to the public is uncertain in light of current market conditions and our financial condition. In addition, as previously reported in our current report on Form 8-K filed with the SEC on October 1, 2008, on September 25, 2008, we received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with the minimum listing stock price requirement of Nasdaq Marketplace Rule 4310(c)(4) as a result of the closing bid price for our common stock being below $1.00 for 30 consecutive business days. Nasdaq originally gave us until March 24, 2009 to regain compliance. Subsequently, they suspended the enforcement due to extraordinary market conditions. As a result, we now have until June 29, 2009 (unless extended for an additional 180 days) to regain compliance, which will require the bid price of our common stock to remain above $1.00 for a minimum of 10 consecutive business days. This notification has no effect on the listing of our common stock at this time. However, if we are ultimately delisted, it could adversely affect our ability to raise additional equity capital or to sell equity at a price which is accretive to our current shareholders. There can be no assurance we will achieve profitable operations or generate sufficient cash from operations or from debt or equity financing to support our operations in the future.

We have no commitments for material capital expenditures.

Employees

We had 59 full-time employees at September 30, 2008, an 11% increase from December 31, 2007.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 7 to the condensed financial statements included herein.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Previously reported in our current report on Form 8-K filed with the SEC on August 26, 2008 and incorporated by reference herein.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)

Exhibit 10.1	Purchasing Agreement entered into November 10, 2008. * **

Exhibit 10.2	Amendment #1 to Purchasing Agreement entered into November 10, 2008. * **

Exhibit 10.3	Inventory Rider to Purchasing Agreement entered into November 10, 2008. * **

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

**	Portions of this document have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation “[ *** ]”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: November 13, 2008	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: November 13, 2008	By:	/s/ Derick D. Shupe
Derick D. Shupe
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	Purchasing Agreement entered into November 10, 2008. * **

Exhibit 10.2	Amendment #1 to Purchasing Agreement entered into November 10, 2008. * **

Exhibit 10.3	Inventory Rider to Purchasing Agreement entered into November 10, 2008. * **

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

**	Portions of this document have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation “[ *** ]”