Form 10-Q/A
period 2008-09-30
ICOP DIGITAL, INC
filed 2009-01-23
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

ICOP Digital, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Quarterly Report”) to file revised Exhibits 10.1, 10.2 and 10.3. These exhibits have been revised in order to disclose information for which confidential treatment had been initially requested. This Amendment No. 1 also amends Item 6 of Part II, and the Exhibit Index to the Quarterly Report to reflect that the Company is no longer seeking confidential treatment with respect to Exhibits 10.1, 10.2 and 10.3. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that have subsequently occurred.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

(a)

Exhibit 10.1	Purchasing Agreement entered into November 10, 2008.

Exhibit 10.2	Amendment #1 to Purchasing Agreement entered into November 10, 2008.

Exhibit 10.3	Inventory Rider to Purchasing Agreement entered into November 10, 2008.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: January 23, 2009	By:	/s/ David C. Owen
David C. Owen, President
Chief Executive Officer
Principal Executive Officer

Date: January 23, 2009	By:	/s/ Derick D. Shupe
Derick D. Shupe
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	Purchasing Agreement entered into November 10, 2008.

Exhibit 10.2	Amendment #1 to Purchasing Agreement entered into November 10, 2008.

Exhibit 10.3	Inventory Rider to Purchasing Agreement entered into November 10, 2008.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

5