Form 10-K
period 2008-12-31
ICOP DIGITAL, INC
filed 2009-03-20
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32560

ICOP Digital, Inc.

(Exact name of registrant as specified in its charter)

Colorado	84-1493152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16801 W. 116th Street, Lenexa, KS 66219

(Address of principal executive offices, including ZIP Code)

Registrant’s telephone number including area code: (913) 338-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐    No  ☒

As of December 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,125,565. The aggregate market value was determined based on the closing price of the Common Stock on December 31, 2008. At March 17, 2009, 7,506,232 shares of the registrant’s common stock were outstanding.

ICOP DIGITAL, INC.

PART I

Our trademarks include: ICOP® , ICOP DIGITAL® , ICOP Model 20/20® , ICOP Model 20/20® -W, ICOP Model 4000™, ICOP LIVE™, ICOP iVAULT™, ICOP iVAULT MMS™, ICOP EXTREME™ Wireless Mic, ICOP Solution™, ICOP Guardian™, ICOP LIVE Platform™, ICOP DVMS™, ICOP Model 20/20 LIVE™, ICOP Guardian LIVE™, ICOP PC Viewer™, ICOP IN-FOCUS™, ICOP BodyCam™, BUSCOP™, IBUS™, BikeCam™, TransitCop™, ICOP Digital Video Management System™, ICOP 20/20 VISION™, Advancing Surveillance Technology™ and A Veil of Protection™.

Forward-Looking Statements

The Company makes forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

•	the ICOP Model 20/20-W and the ICOP Model 4000 not being accepted by the marketplace;

•	difficulty meeting demand for in-car video technologies at a cost that results in a profit;

•	our ability to improve our product and to develop other products necessary to compete in the industry;

•	our ability to bring future products to market;

•	the ICOP Model 20/20-W and the ICOP Model 4000 being replaced by more advanced technologies and thereby becoming obsolete;

•	the limited number of product offerings;

•	budget cuts in the law enforcement industry affecting purchasing levels;

•	our lack of profitability and operating history;

•	our limited ability to control interruptions in production by the outside manufacturers of the ICOP Model 20/20-W and the ICOP Model 4000;

•	our ability to protect proprietary rights or the possibility that others may bring infringement claims against us;

•	a highly competitive and fragmented market;

•	loss of key management personnel;

•	our ability to manage growth;

•	criminal procedure court rulings that may exclude evidence collected by our systems;

•	general economic and business conditions in the United States and other of our markets;

•	potential warranty or product liability claims;

•	our exposure to foreign currency exchange fluctuations; and

•	other factors detailed in our filings with the Securities and Exchange Commission.

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

Introduction to Business

Headquartered in Lenexa, Kansas, ICOP Digital, Inc. designs, engineers and markets video surveillance products, for public safety. Our flagship product, the ICOP Model 20/20, was designed for the rugged demands of law enforcement agencies, providing video and audio recording technology, as well as a secure chain of custody and integrity of the recorded information. From our first commercial sale in June 2005 through December 31, 2008, we have sold the ICOP Model 20/20-W and its predecessor, the ICOP Model 20/20, to law enforcement customers in 49 states with Hawaii being the only state where ICOP does not have customers. The ICOP Model 20/20-W technology also has applications in other markets where video surveillance is critical in the safety of people and security of property, including the military and other public safety installations. Our product is installed in the dash of the vehicle; therefore, there are no parts in the trunk, under the seat, or overhead, which is critical in considering officer safety and space limitations within patrol cars (an AM/FM radio is built into the ICOP Model 20/20-W to replace the AM/FM radio in the dash). The ICOP Model 20/20-W provides wireless (“W”) upload of the recorded video (to the backend server where the video evidence is stored and managed).

Law enforcement has long recognized the value of gathering intelligence and documenting critical events by means of recorded video. Video and audio evidence collected by in-car systems has been used successfully in cases such as driving under the influence, various traffic violations, vehicular pursuits, narcotic enforcement actions, assaults-on-officer incidents and civil litigation involving law enforcement agencies. Information collected by in-car VHS (analog) video systems has also been used to assist agencies in identifying potential threats to homeland security.

The majority of in-car police video systems currently employed, however, rely on outdated analog technology that suffers from inferior quality video and audio, lack of dependability in extreme temperatures, storage and retrieval difficulties and officer safety concerns. The law enforcement industry is currently transitioning from analog to digital technologies for in-car video, and the Company believes that we are well-positioned to exploit this market. The ICOP Model 20/20-W is priced competitively to comparable units, yet offers superior video and audio quality, officer safety due to secure and convenient placement in the dashboard, and security for the integrity of the recorded evidence.

The ICOP DVMS (Digital Video Management System) is the original backend video management system for the ICOP Model 20/20-W. In late 2007, the Company began selling the ICOP iVAULT MMS (Media Management System), an enterprise-level software management product, which was developed to serve as a digital evidence locker for law enforcement, enabling storage of multiple file formats. This software is web-enabled, allowing files to be shared within precincts, among precincts or across the nation, using high levels of security.

The ICOP 20/20 VISION™ brings the functionality of the ICOP Model 20/20-W to the laptop in the police car, allowing the digital video recorder (DVR) to be installed anywhere in the vehicle. This product was developed in response to industry demand, which grew out of the dramatic growth of laptops in police vehicles.

During the second quarter of 2008, we began selling ICOP LIVE, a product that delivers live streaming audio and video. ICOP LIVE works in conjunction with the ICOP Model 20/20-W enabling live stream audio and video to and from a first responder vehicle over wireless networks including cellular networks, mesh networks, etc., from the ICOP Model 20/20-W to police headquarters, personnel on the scene and web-enabled mobile devices such as smart phones and PDAs in the field. Early marketing efforts are focused on our existing customer base of first responders. The audio and video live streams to a virtually unlimited number of simultaneous viewers, using secure protocols. To further leverage the marketing of ICOP LIVE , ICOP has entered into co-marketing agreements with Sprint Nextel (“Sprint”), using the implementation of ICOP LIVE over the Sprint Mobile Broadband Network, and with Strix Systems (“Strix”), one of the worldwide leaders in wireless mesh networking, using the implementation of ICOP LIVE over Strix mesh networks.

During the fourth quarter of 2008, the Company introduced the ICOP Model 4000 which is a digital video product designed for school buses, cash transit vehicles, commercial and transit vehicles, including buses and trains. The ICOP Model 4000 records up to eight cameras simultaneously for surveillance of events aboard first responder, commercial and transit vehicles. It is capable of live streaming video to first responders and dispatch.

The Security Industry

The security industry is generally characterized by a continual evolution of technology that enhances both security and convenience at increasingly lower costs. Government and private industries in the United States and worldwide are actively seeking to develop new products and services that will meet the growing demands for homeland security. Billions of dollars are being appropriated by such governments to cope with growing crime and the threat of terrorism. The private sector is also driving the increased demand for homeland security products and services, including reliable integrated video surveillance technologies and communications solutions.

There are three core market segments for ICOP products:

•	First responders including law enforcement, fire departments, emergency medical personnel and military; and

•

Operators of critical assets and public transportation such as mobile security vehicles supporting energy and chemical sites (gas, electric power, water and nuclear power plants), public transportation (transit, rail, road and marine transportation and airports), school buses, cash transit; and

•	Private industry.

Law enforcement agencies in the United States and around the world are applying video technology to many facets of police operations by equipping vehicles with video recorders, monitoring public areas, and recording bookings and other police procedures. Video recordings are an essential tool for law enforcement agencies in providing an accurate portrayal of traffic violations, citizen and officer behavior, and other events as they occur; documenting police contacts with the public; offering persuasive evidence in court; and allowing for officer performance monitoring and protecting law enforcement agents against false claims of police misconduct. The result is an increased likelihood of criminal prosecutions, reduction of time officers spend in court, improved training, fewer citizen complaints, reduced exposure to civil liability and enhanced officer safety, as well as the potential to improve accountability and trust between the police and the public.

There are more than 440,000 police vehicles currently in service in the U.S., and approximately 70,000 new vehicles are leased or purchased by law enforcement agencies each year. At an average selling price of $5,200 for the ICOP Model 20/20-W and related equipment, there is an estimated potential market of $2 billion for law enforcement vehicles in the U.S. alone. According to the International Association of Chiefs of Police (IACP), 50% of law enforcement vehicles utilize in-car video systems, representing a significant increase over 2004 which was 40%. The vast majority of the existing in-car video systems are VHS (analog); however, they are gradually being replaced with digital systems.

While the market began transitioning to digital surveillance systems in approximately 2004, the majority of video applications in law enforcement today still rely on VHS technology. Digital in-car video systems, however, are superior to analog systems in many important respects. Digital video produces a higher quality in both imaging and audio. Digital video stores substantially more event information than analog video, including the date and time, officer name, traffic radar output, GPS coordinates, incident identification, status of emergency lights and other event information on every frame. DVDs can be stored in a fraction of the space of VHS cassettes. Many digital systems are continually in the passive recording mode when the power is on, and when the record mode is activated, a “pre-event” period of ten seconds to five minutes is added to the recording time, often capturing the incident prompting the officer to begin recording. Access to specific digitally recorded information is much faster; rather than having to review a VHS cassette through fast-forwarding and reversing, a scene may be selected from a menu and viewed instantly. Also, digital video may be archived to a server, reducing storage space. Back-end management software can catalog video information which allows for quick and easy retrieval. Another advantage digital video has over VHS is that digital video recordings will not degrade over time.

Strategy

Our goal is to become the industry leader in providing video surveillance products and solutions that enhance the safety and effectiveness of first responders. Having established a strong foothold in the U.S. law enforcement industry, which represents an estimated $2 billion market for digital in-car video, we are expanding our focus to other markets. Such markets include the U.S. and abroad where our technology applications for surveillance and communication are critical to the safety of people and the security of property, including military and government installations, public transportation such as trains, buses and cash transit vehicles. In the future, we plan to continue the development and marketing of innovative surveillance and communication systems for the public and private security markets.

To achieve our goal, we employ a multi-pronged strategy focused on three primary functions: marketing and distribution, product development and manufacturing.

Marketing and distribution:

•	Establish strategic relationships with key partners, such Sprint and Strix, OEMs, system integrators, manufacturing representatives and dealers, each providing access to key markets.

•	Develop additional product applications in the law enforcement as well as other markets where video surveillance and communication are critical to safety and security.

Product development:

•	Develop technological enhancements that continue to improve the performance of our existing products.

•	Develop new products to complement the ICOP Model 20/20-W, which currently accounts for the majority of our revenues.

•	Anticipate advances in digital video technologies and identify next generation technologies to serve existing and potential new markets.

Manufacturing:

•	Work with third-party and high quality manufacturers to reduce manufacturing costs and improve product reliability.

Products

Our suite of product offerings contributes to the overall ICOP Solution. The ICOP Solution is made up of products designed to secure a community with digital video. The ICOP Model 20/20-W is an award-winning digital in-car video system for law enforcement, a ruggedly designed product that records high-quality video. The ICOP Model 20/20-W utilizes a highly secured compression technology which provides tamper-resistant video/audio evidence of a kind and quality that is admissible in court. Working with the ICOP Model 20/20-W, the ICOP EXTREME Wireless Microphone uses Frequency Hopping Spread Spectrum (FHSS) to eliminate the risk of interference from other devices using the same frequency band, and provides secure, private audio recording, at a range of over 2,000 feet (line of sight). ICOP LIVE delivers real-time situational awareness (live streaming video) from mobile cameras to multiple viewers and multiple devices simultaneously, such as headquarters, vehicle laptops, smart phones, etc., without requiring special software onto the receiving devices. The ICOP Model 4000 mobile DVR records video for transit vehicles and schools. Our mission is to deliver video technology solutions that enable effective collection and efficient management of evidentiary information.

ICOP Model 20/20-W

The Company’s flagship product, the ICOP Model 20/20-W, is an award-winning digital in-car video recorder which was developed for specific use in law enforcement. Recognized for its ease of use and installation, robust and intuitive functionality, superior audio and video quality, officer safety-conscious design, performance excellence and cost effectiveness, the ICOP Model 20/20-W and its predecessor, the ICOP Model 20/20, have been adopted by law enforcement agencies in 49 states since the commercial launch of the ICOP Model 20/20 in mid-2005.

A key feature of the ICOP Model 20/20-W is its ease of installation and servicing. In one hour, the entire system can be installed in the radio slot of a vehicle dashboard, replacing the radio unit (an AM/FM tuner is built into the ICOP product). Unlike competitive products, there are no parts in the trunk, under the seat or overhead – a critical consideration for officer safety and space limitations within a patrol car. The ICOP Model 20/20-W provides wireless (“W”) upload and is designed to be upgradeable to take advantage of higher bandwidth as technology advances.

The rugged ICOP Model 20/20-W operates up to three cameras, recording two cameras simultaneously, and records  1/4 VGA, Full VGA, or D1 quality video. The “Mark” button records exact event location for easy retrieval while also capturing location information using the built-in GPS.

The ICOP Model 20/20-W system includes a variety of functions, including wireless 900 MHz transceiver with automatic synchronization and a range of over 2,000 feet; operating capability of up to three cameras, with two recording simultaneously; an “Officer HELP” button that sends an alert to dispatch detailing GPS coordinates and vehicle ID information; an automatic 60-second pre-record feature that is activated by lights, siren, crash sensor or wireless microphone; 40 GB hard drive enabling up to 16 hours of recording in high-resolution mode; and radar, speedometer and brake connection interface.

In February 2006, we were approved as a federal GSA contractor, making the ICOP Model 20/20-W readily available to federal agencies and helping us to facilitate contracting with a broad range of U.S. government agencies.

ICOP DVMS

The ICOP DVMS (Digital Video Management System) is the backend solution for the ICOP Model 20/20-W, and is our original backend video storage and management system. It archives, searches, copies and displays two video recordings simultaneously, and can burn recorded events to DVD or CD.

ICOP iVAULT MMS

We began selling the ICOP iVAULT MMS (Media Management System) in late 2007. The ICOP iVAULT MMS archives, searches, copies and displays two video recordings simultaneously, and can burn recorded events to DVD or CD. This enterprise-level software is web-enabled, allowing files to be shared within and among precincts or across the nation via the Internet using high levels of security.

ICOP 20/20 VISION

The ICOP 20/20 VISION brings the functionality of the ICOP Model 20/20-W to laptops in police cars, allowing the digital video recorder (DVR) to be installed anywhere in the vehicle. This product was developed in response to the dramatic growth of laptops in police vehicles. The ICOP 20/20 VISION will begin shipping in March 2009.

ICOP LIVE

During the second quarter of 2008, the Company began shipping ICOP LIVE, a fully integrated solution for enabling live streaming video and audio to tactical response managers and coordinators. ICOP LIVE consists of a hardware and software component purchased by the customer and installed as an upgrade to our in-car video system.

ICOP LIVE enables video to live stream to and from a first responder vehicle – over wireless networks, including cellular networks, mesh networks, etc., from the ICOP Model 20/20-W to police headquarters, other law enforcement vehicles, and other web-enabled devices, such as smart phones, PDAs, etc. The video can live stream from multiple cameras and multiple users simultaneously, using secure protocols.

ICOP Model 4000

During the fourth quarter of 2008, the Company introduced the ICOP Model 4000, a digital video recorder designed for school buses, cash transit vehicles, commercial and transit vehicles, including public buses and trains. The ICOP Model 4000 records up to eight cameras simultaneously aboard such vehicles.

Sales and Marketing

We market the ICOP Model 20/20-W directly to city, county, state and federal law enforcement agencies in the U.S. and abroad. Our marketing efforts include advertising in police magazines, direct mailings to law enforcement agencies, participation in industry trade shows, conferences and seminars, providing articles for publication in leading industry magazines, and releasing electronic press kits to television stations in communities where the ICOP Model 20/20-W has been installed. Initially, the Company was marketing the ICOP Model 20/20-W and its predecessor primarily to law enforcement agencies. We have since been working on other applications for mobile video, including applications for military, fire trucks, emergency medical technician (EMT) vehicles, school and public buses, and trains.

In addition to our full-time inside sales and regional sales staff, we have established a national “Officer Sales Team” which consists of police officers across the country who call on local police departments, typically within a 500-mile radius of their homes. These officers are part-time independent contractors. The Company also sells through manufacturer’s representatives and dealers in the markets we serve.

Our commitment to provide the leading technical support in our industry has helped to escalate our brand and reputation, and meet the urgent response requirements of our customers.

Typically, our sales cycle, which ranges from six to eighteen months, begins by initiating contact with a law enforcement agency or the receipt of a request for information from a prospective customer. After making the contact or receiving the request for information, we assess the potential customer’s needs, make presentations and product demonstrations at the customer’s place of business, present a formal proposal, often provide a trial installation of our product, and negotiate a purchase order. The purchase decision is often made by a committee appointed to research the acquisition, and often requires approval by a local city council or state officials.

International Sales

ICOP has agreements with distributors in key international markets where the Company believes opportunities are greatest. ICOP distributors must demonstrate the ability to provide local product installation and our highest level of direct tech support, in addition to the ability to sell to the markets we serve. ICOP has made it possible for the ICOP Model 20/20-W to operate in other languages, which is critical to our success and strategic advantage abroad.

Competition

The law enforcement in-car video market is highly competitive. Digital in-car video is a quickly evolving technology, and the market is growing rapidly as digital technology gains widespread acceptance. As new patrol cars are being purchased or leased, the outdated analog video systems are being replaced by digital systems, and many large cities are purchasing in-car video for the first time.

Our major competitors for the ICOP Model 20/20-W and the ICOP 20/20 VISION, in the law enforcement sector, are L-3 Communications Mobile-Vision, Panasonic, Coban Technologies, Inc., and WatchGuard Video. The primary competitors for the ICOP Model 4000 include AngelTrax, Honeywell, 24/7 Security, Seon and Safety Vision.

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

We believe that the innovative product design of our products deliver superior quality and value over other products on the market. The market for digital in-car video systems for police and other first responder vehicles is expected to grow rapidly over the next five years, as more vehicles are equipped with video recorders, and as old analog systems are upgraded to digital systems.

We compete principally on the basis of:

•	superior product performance and functionality;

•	price;

•	superior product quality and reliability; and

•	customer service and technical support.

Manufacturing and Suppliers

The Company entered into a manufacturing agreement in February 2005, which was amended in March 2008, with a foreign company to produce the ICOP Model 20/20 and its successor, the ICOP Model 20/20-W units through December 31, 2009. Under this agreement, the manufacturer is responsible for purchasing the components and manufacturing the units, and we are required to pay 50% upon placement of the purchase order and the remaining 50% upon shipment. The contract manufacturer has certain intellectual property rights to a method of operating the data compression used in the ICOP Model 20/20 and the ICOP Model 20/20-W. If this method were no longer available to us, another contract manufacturer could produce the unit, but a partial redesign would be required and could result in a production delay.

The Company entered into a license agreement in 2004 with another contract manufacturer. Under this agreement, we are granted the right to design, manufacture, use, sell and distribute products that decode, reconstruct and display video images based on the contractor’s proprietary codec technology, and the subcontractor agrees to sell us a supply of semiconductor chips that incorporate the technology. The initial term of this agreement is 10 years.

We also rely on several unaffiliated subcontractors to supply certain components and assemblies that are incorporated in our ICOP Model 20/20 and ICOP Model 20/20-W. Other miscellaneous components are acquired on a purchase order basis and we do not have long-term contracts with these suppliers.

The Company entered into a development and manufacturing agreement in 2008 with a foreign company, pursuant to which the contract manufacturer agreed to produce the ICOP Model 4000. The initial term of this agreement is 5 years. Another contract manufacturer could produce the ICOP Model 4000, but a partial redesign would be required and could result in a production delay.

The Company has entered into agreements with other manufacturers on an as-needed basis to produce new and additional products, and does not have long-term commitments with these suppliers.

Research and Development

Research and development costs charged to expense were approximately $1,132,000 and $1,800,000 in 2008 and 2007, respectively. No research and development expense has been capitalized.

Inventory Systems

Inventory warehousing and shipping are managed from our Lenexa, Kansas facility. We use standard warehousing systems to store, retrieve, monitor and manage our inventory.

Intellectual Property

The Company has filed U.S. patent applications covering aspects of the design and methods of operating the ICOP Model 20/20-W, ICOP LIVE, and additional new products and applications. No patents have yet issued. As currently drafted, the claims generally describe the use of a digital recording device in an integrated and synchronized video system able to record data from cameras, microphones and global positioning system equipment, with the recording media housed in a driver accessible, originally manufactured console opening in the vehicle, such as a vehicle radio slot. The claims also are drafted to cover particular features and capabilities of the ICOP Model 20/20-W such as the system’s in-dash recorder, back-end searchable database and event “marking” capability. In addition to trademarks for all of our products, the Company has also secured registered trademarks for “ICOP,” “ICOP Digital” and the stylistic use of our logo. We intend to continue to seek formal intellectual property protections to protect our technologies, processes and designs, as we deem necessary or appropriate. We also use confidentiality agreements with employees and key suppliers to ensure the confidentiality of our trade secrets.

Marketing Alliances

The Company has entered into co-marketing agreements with Sprint and with Strix Systems. While ICOP LIVE is able to live stream using any method of transmission, where the bandwidth supports streaming video, the co-marketing relationships with Sprint and Strix afford all parties important marketing message collaboration. With ICOP LIVE, it is possible to optimize the response to, and management and outcome of a crisis, security breach or crime-in-progress through the delivery of live streaming video, providing real-time situational awareness. Strix Systems is one of the worldwide leaders in wireless mesh networking, and Sprint is one of the three largest wireless companies in the United States based upon the number of wireless subscribers. Our marketing alliances with Sprint and Strix are intended to promote the ICOP Solution to both the public and private sectors. Our marketing alliances do not require Sprint, Strix or ICOP to compensate the other party for the promotion of the other party’s products or services.

Employees

As of December 31, 2008, the Company had 50 full-time employees including 6 in management and administration, 16 in sales and marketing, 11 in engineering, 9 in technical support, 4 in shipping/testing and 4 in technology. In addition, we had one independent contractor working in research and development.

Company History

In January 2004, the Company, formerly Vista Exploration Corporation, acquired ICOP Digital, Inc., a Nevada corporation (“ICOP Nevada”), through a reverse merger. ICOP Nevada was formed in May 2002 to engage in the design, development and marketing of an in-car digital video recorder for use in the law enforcement industry. As a result of the merger, our principal business became that of ICOP Nevada, and in November 2004, we changed our name to ICOP Digital, Inc. and became a Colorado corporation. In March 2005, we completed a 10 shares for 1 share reverse split of our stock

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property.

Our offices are located in approximately 12,800 square feet of leased office and warehouse space in Lenexa, Kansas with a lease agreement for five years through June 30, 2010. During 2007, we leased an additional 9,400 square feet of office and warehouse space in Olathe, Kansas, through June 30, 2010. Payments under these two leases total $23,015 per month, plus taxes, common area charges and insurance. In March 2008, we acquired roughly 10 acres of land in Lenexa, Kansas, for possible construction of new corporate facilities when our current leases expire.

Item 3.	Legal Proceedings.

On July 11, 2008, the Company was served with a summons and a complaint in which the Company and TriSquare Communications, Inc., a Missouri corporation (“TriSquare”), were named as defendants (a total of eleven defendants were named in this lawsuit) in a patent infringement action commenced by L-3 Communications Mobile-Vision, Inc., a New Jersey corporation (“Mobile-Vision”). According to the complaint, which was filed in the United States District Court for the District of New Jersey, and

with the United States International Trade Commission (ITC), the wireless microphone and related base station that TriSquare and its affiliates manufacture and import, and the Company incorporates into and sells as components of its ICOP Model 20/20-W product, infringe upon a patent held by Mobile-Vision covering a wireless microphone for use with an in-car video system.

Strix’s Access/One products are the industry’s only modular (chassis-based) mesh systems, delivering the highest throughput, lowest latency, greatest capacity and unparalleled scalability.

In the nearly five months since the ITC investigation commenced, Mobile-Vision has failed to produce any evidence in support of its infringement allegations. Mobile-Vision failed to provide any expert opinion regarding infringement and failed to rebut ICOP’s expert, raising serious invalidity questions with respect to its patent. Further, Mobile-Vision refused to produce any witnesses to testify on its behalf. When faced with the prospect of a ruling of non-infringement and likely invalidity, Mobile-Vision moved to withdraw its complaint at the ITC. On January 29, 2009, Mobile-Vision moved to withdraw its complaint filed with the ITC, and the ITC administrative law judge granted the motion.

Mobile-Vision has stated that it intends to continue its lawsuit in the New Jersey District Court, where it faces counterclaims by ICOP of non-infringement, invalidity of its patent, unfair competition, patent misuse and antitrust violations. The Company intends to vigorously defend itself against Mobile-Vision’s claims in this case.

Item 4.	Submission of Matters to a Vote Security Holders.

None

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market and Price Ranges of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “ICOP.” Below are the price ranges of our common stock for each quarterly period of our last two completed fiscal years:

	HIGH	LOW
2007
First Quarter	$7.00	$5.72
Second Quarter	9.06	6.56
Third Quarter	8.65	5.26
Fourth Quarter	6.71	3.74
2008
First Quarter	$4.08	$1.93
Second Quarter	2.64	1.55
Third Quarter	1.75	0.32
Fourth Quarter	1.00	0.11

The last reported sale price of our common stock on the NASDAQ Capital Market on March 17, 2009 was $0.80 per share. According to the records of our transfer agent, there were approximately 300 holders of record of our common stock as of March 17, 2009.

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

Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c)
Equity compensation plans approved by security holders
2002 Stock Option Plan	1,327,500	$4.53	546,161
2005 Employee Stock Purchase Plan	—	$1.31	154,789
Equity compensation plans
Not approved by security holders	—		—

Total	1,327,500		700,950

2002 Stock Option Plan

In June 2002, the Board of Directors and stockholders of ICOP Nevada approved that company’s 2002 Stock Option Plan (the “2002 Plan”). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to directors, employees, officers and consultants of ICOP Nevada. Initially, 500,000 shares of ICOP Nevada common stock were reserved for issuance under the 2002 Plan; however, the number of shares reserved automatically increases on each anniversary of the 2002 Plan by an amount equal to 0.5% of the then issued and outstanding shares of ICOP Nevada common stock. When we acquired ICOP Nevada in January 2004, any rights to acquire ICOP Nevada common stock under the 2002 Plan were converted so as to permit acquisition of our common stock instead. Notwithstanding these automatic increases, the 2002 Plan requires that no more than 1,200,000 shares be issued in connection with the exercise of incentive stock options under the 2002 Plan. On August 10, 2008, our Board of Directors and stockholders approved an increase to the number of shares of common stock reserved under the 2002 Plan to 2,073,661 shares.

The 2002 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 2002 Plan, the Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the 2002 Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of our voting stock. The exercise price of an incentive stock option granted under the 2002 Plan must be equal to or greater than the fair market value of the shares of our common stock on the date the option is granted. The exercise price of a non-qualified option granted under the 2002 Plan must be equal to or greater than 85% of the fair market value of the shares of our common stock on the date the option is granted, although the Company expects that the exercise price of future grants will be set at or above fair market value. An incentive stock option granted to an optionee owning more than 10% of our voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted. We also have granted shares of restricted stock to certain of our executive officers under the 2002 Plan. Vesting of these shares was dependent upon the Company meeting a revenue milestone of $15 million, which was met in September 2007. As of December 31, 2008, options to purchase 1,327,500 shares of common stock remained.

2005 Employee Stock Purchase Plan

In November 2005, the Board of Directors approved the Company’s 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The 2005 ESPP authorizes eligible employees to subscribe for the periodic purchase of the company’s common stock through payroll deductions. The purchases occur during defined purchase periods, and the purchase price is generally 85% of the fair market value of the common stock on the first or last date of a purchase period, whichever is lower. Eligible employees are those who are employed with the Company for more than 20 hours a week, with customary employment for more than five months in a calendar year, and where stock ownership in ICOP will not equal or exceed 5% of the voting power or value of all classes of our stock as a result of purchases under the 2005 ESPP.

The 2005 ESPP is administered by the Board of Directors. As of December 31, 2008, 45,211 shares had been sold under the 2005 ESPP leaving 154,789 available for future sale to employees.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company designs, engineers and markets video surveillance products for public safety. Its flagship product, the ICOP Model 20/20 was designed for the rugged demands of law enforcement agencies, providing superior video and audio recording technology, as well as, a secure chain of custody and integrity of the recorded information. From our first commercial sale in June 2005 through December 31, 2008, we have sold the ICOP Model 20/20-W and its predecessor, the ICOP Model 20/20, to law enforcement agencies in 49 states. The ICOP Model 20/20-W also has applications in other markets where video surveillance is critical to the safety of people and the security of property, including military and other public safety installations. Installed in the dash of the vehicle, there are no parts in the trunk, under the seat or overhead – a critical consideration for officer safety and space limitations within a patrol car, an AM/FM radio is built into our product to replace the AM/FM radio in the dash. The ICOP Model 20/20-W provides wireless (“W”) upload of the recorded video to the backend server where the video evidence is stored and managed.

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

Our critical accounting policies are those that we believe are the most important in determining our financial condition and results, and require significant subjective judgment by management. A summary of our significant accounting policies, including the critical accounting policies discussed below, is set out in the notes to the financial statements.

Revenue Recognition

Revenue is recognized upon shipment, title and risk of loss have transferred to the purchaser, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured. Cost incurred for shipping and insurance are included in cost of sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and insurance is reported as revenue.

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

Foreign Currency Translation

We purchase a majority of our inventory from foreign contract manufacturers. One of these foreign manufacturers bills us in their local currency. Liabilities in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into U.S. dollars at the date of the transaction or at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income (loss).

Accounting for Income Taxes

Income taxes are accounted for under the assets and liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognized changes in income tax laws upon enactment. The statements of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities. We have significant tax loss carryforwards, which are recorded as deferred tax assets. Deferred tax assets realizable in future periods are recorded net of a valuation allowance based on an assessment of our ability to generate sufficient taxable income within an appropriate period. Based on our historical taxable losses, we believe it is unlikely that we will realize the benefits of these deductible differences. As a result, our deferred tax assets are offset entirely by a valuation allowance.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options and restricted common stock, be measured based on their estimated grant-date fair value and recognized into expense over the period in which the share-based compensation is earned (“requisite service period”). We used the modified prospective application method in adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 was recognized as compensation expense in periods subsequent to December 31, 2005. We have estimated expected forfeitures, as required by SFAS No. 123R, and are recognizing compensation expense only for those awards expected to vest. We record compensation expense for the grant date fair value of option awards over the service period as the option vests.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor have we had any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources or significant components of revenue or expenses.

Results of Operations

The Company recorded sales of $10,859,850 and $11,842,415 for the years ended December 31, 2008 and 2007, respectively, a decrease of $982,565 (8.3%) primarily due to a reduction in units sold during the fourth quarter of 2008. The reduction in units sold was mainly due to the negative impact of our announcement of our line of credit being declared in default in August 2008. Cost of sales for the years ended December 31, 2008 and 2007 were $6,689,758 and $6,645,018, respectively, remaining flat year over year.

Cost of sales as a percentage of sales was 62% for 2008 compared to 57% for 2007. The increase of cost of sales as a percentage of sales was due to a special limited time program to sell our new ICOP EXTREME Wireless Mic at a discount to certain qualifying customers, which negatively affected gross margin. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to certain foreign currencies. Gross margin as a percentage of sales was 38% for 2008 compared to 44% for 2007.

Operating expenses were $9,961,593 and $10,839,811 for the years ended December 31, 2008 and 2007, respectively, a decrease of $878,218 (8%). Selling, general and administrative expenses for the twelve months ended December 31, 2008 and 2007 were $8,830,394 and $9,040,256, respectively, remaining relatively flat with a decrease of $209,862. Research and development expenses for the years ended December 31, 2008 and 2007 were $1,131,199 and $1,799,555, respectively, a decrease of $668,356 (37%). The decrease is the result of a declined use of external consultants during 2008 compared to 2007 and due to the completion of product development for certain products. Stock-based compensation expense for the twelve months ended December 31, 2008 and 2007 was $576,776 and $1,513,392, respectively, a decrease of $936,616 (62%). The decrease is due to the expense recorded in 2007 on the restricted stock awards of approximately $1,000,000 and the expense recorded on stock options granted in the third quarter of 2007 of approximately $300,000, offset by the cancellations and grants to Mr. Owen, the Company’s Chief Executive Officer, and Ms. Owen, the Company’s Chief Operating Officer, of approximately $200,000 during the third quarter of 2008.

Interest income was $28,589 and $223,810 for the twelve months ended December 31, 2008 and 2007, respectively, a decrease of $195,221 (87%). The decrease is mainly due to the decrease in cash and decrease in interest rates. Interest expense was $125,906 and $37,802 for the years ended December 31, 2008 and 2007, respectively, an increase of $88,104 (233%). The increase is due to the draw on the line of credit at the end of the first quarter 2008 used for inventory purchases, the issuance of a note payable of $780,000 to purchase land, and draws against our purchasing agreement in fourth quarter of 2008.

Comparison of the Years Ended December 31, 2007 and 2006

We recorded $11,842,415 in revenue and $5,197,397 in gross profit during the year ended December 31, 2007. Our operating loss for 2007 increased $2,004,239 to $5,642,414 as we significantly increased our sales and marketing and research and development activities in 2007, which materially increased our revenue and operating expenses. In addition, we recorded an impairment charge on certain inventory of approximately $170,000 in 2007. Our net loss of $5,458,284 in 2007 was higher than the loss in 2006 primarily due to the increased sales and marketing and research and development activities in 2007.

Liquidity and Capital Resources

We have incurred recurring losses and negative cash flows since inception. Historically, we have financed our operations through the issuance of equity securities in private and public offerings, which have provided, in the aggregate, approximately $26.0 million since we began commercial operations in June 2005. Of this total, we grossed approximately $5.0 million in an underwritten public offering of shares and warrants that we completed in the fourth quarter of 2006. We intend to utilize our new financing arrangement described below to supplement operating cash and fund operations in the near future. However, our ability to obtain sufficient advances under our new financing arrangement to meet our operating capital requirements for the foreseeable future may be dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. We will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two, or raise additional capital or additional debt financing in order to sustain future operations. There can be no assurance we will achieve profitable operations or generate sufficient cash from operations or from debt or equity financing to support operations in the future.

As a result of our two public offerings, we have outstanding 4,315,894 publicly traded warrants, exercisable at $6.19 per share. These warrants are subject to redemption upon 30 days’ notice at $0.25 per warrant. Our redemption right was subject to a condition that has been satisfied, so we could redeem the warrants at any time, upon giving proper notice. However, it is not in our best interest to call the warrants until our stock price exceeds the exercise price, and we have no plans to do so at this time. Were these warrants exercised in the future, we could raise up to $26,715,384, although there is no assurance that the warrants will ever by exercised.

Our 2005 Employee Stock Purchase Plan (the 2005 ESPP) enables employees to purchase our common stock at a 15% discount. For the year ended December 31, 2008, we sold 31,331 shares to employees, resulting in proceeds to us of $51,732.

On March 3, 2009, the Company renewed its $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $629,985 in principal amount. The principal bears interest at 8% which is payable monthly. The loan is principally secured by the purchased land.

The Company had a $3,500,000 line of credit with Equity Bank. On August 20, 2008, the bank had declared the line of credit in default under the “general insecurity” clause of the loan agreement and our anticipated breach of the $7.5 million net worth financial covenant. The Company had until October 20, 2008 to refinance or pay off the outstanding balance on the line of credit, which was $1,425,000 on August 20, 2008. On October 16, 2008, we obtained an extension to pay off the line of credit until December 4, 2008. In connection with the extension, we made a $600,000 principal payment on the outstanding balance. On November 10, 2008, the entire outstanding balance was repaid on the line of credit with the proceeds of the Purchasing Agreement described below.

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for 18 months to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5 million. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by the Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2.4 million in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $5 million tangible net worth at all times during the term of the Purchasing Agreement. The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, and it may be terminated by the Purchaser at any time without cause on 60 days notice to us. As of December 31, 2008, the Company was in compliance with the Purchasing Agreement’s covenant.

Under the Purchasing Agreement, the Purchaser may, in its sole discretion, advance us up to 50% of eligible inventory, not to exceed the lesser of (i) 40% of the outstanding advances under the accounts receivable financing or (ii) $750,000. The interest rate on any outstanding advances on inventory to us will be 3.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by the Wall Street Journal. In no event shall LIBOR be less than 3%. The financing facility is secured by a security interest in essentially all of our assets.

On December 31, 2008, the Company had $99,192 in cash, $1,775,741 in accounts receivable, $3,568,596 in inventory and a total of $3,088,970 in current liabilities, for a total working capital of $3,113,971. Net cash used in operating activities for the year ended December 31, 2008 was $3,324,663, primarily due to decreased accounts receivable driven by the decrease in sales for 2008, compared to cash used in operating activities of $4,779,999 for the year ended December 31, 2007. Net cash used in investing activities for the year ended December 31, 2008 was $388,642, primarily to acquire equipment for sales and engineering activities, compared to net cash used in investing activities for the year ended December 31, 2007 of $936,385. During the first quarter of 2008, we executed a promissory note in favor of a bank for $780,000 to purchase land for $900,000. This land is intended to be our future corporate location upon the eventual expiration of our current lease agreements. Net cash provided by financing activities was $653,741 for the year ended December 31, 2008 primarily due to proceeds from the issuance of common stock through the employee stock purchase plan and through the exercise of warrants compared to net cash provided by financing activities of $1,186,655 for the year ended December 31, 2007.

On December 31, 2007, the Company had $3,166,213 in cash, $2,915,897 in accounts receivable, $4,143,781 in inventory and current liabilities of $1,648,424, for a total working capital of $9,079,787. Net cash used in operating activities for the year ended December 31, 2007 was $4,779,999, primarily to purchase long lead time inventory, eliminate engineering liabilities and fund increased accounts receivable. Net cash used in investing activities for the year ended December 31, 2007 was $936,385, primarily to acquire equipment for sales and engineering activities. Net cash provided by financing activities was $1,186,655 for the year ended December 31, 2007 from proceeds of a secondary stock and warrant offering, proceeds received upon exercise of warrants to purchase common stock and proceeds from installment loans to purchase equipment. At December 31, 2007, we also had available a $2,500,000 bank line of credit (increased to $3,500,000 in January 2008), secured by accounts receivable, inventory contract rights and general intangibles.

Item 8.	Financial Statements.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

ICOP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective. Our management reviewed the results of this assessment with the Audit Committee. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers and Key Employees

Our executive officers, directors and key employees, and certain information about them, including their ages as of December 31, 2008, are as follows:

Name	Age	Position
David C. Owen	70	Chief Executive Officer and Director
Laura E. Owen	51	President, Chief Operating Officer, Corporate Secretary and Director
January Miller	31	Interim Chief Financial Officer and Treasurer
Bryan Ferguson	46	Director
Noel Koch	69	Director
Roger L. Mason	56	Director
Kevin McGahee	46	Director of Product Development
David Nicholl	27	Director of Technology

The following is a brief description of the principal occupation and recent business experience of each of our directors, executive officers and key employees:

Directors and Executive Officers

David C. Owen has served as a director since January 2003 and as our Chief Executive Officer since July 2004. From July 2004 until August 2006, he also served as our President, and from January 2004 to July 2004, he was our Chief Financial Officer. Since 1985, Mr. Owen has been president of Owen & Associates, Inc., a private investment and management entity. Mr. Owen has more than 40 years of experience in the financial industry and has served in executive management positions with both retail and investment banks. He served as a Kansas State Senator from 1968 to 1972 and as Lieutenant Governor of Kansas from 1972 to 1974. He received a B.A. degree in Business Administration and Economics from Ottawa University in Ottawa, Kansas. In September 2004 in connection with an action brought by the Securities Commission of Kansas involving the private sale of a small amount of unregistered securities not involving us, Mr. Owen stipulated to a consent decree enjoining him and his agents from acting as a broker-dealer in Kansas unless registered under the Kansas Securities Act or exempt from registration, from offering or selling unregistered securities in Kansas unless exempt from registration, and from otherwise violating the Kansas Securities Act. Mr. Owen, who was not an officer, director or placement agent for the company involved, stipulated to the consent decree in order to dispose of the action expeditiously and did not admit any of the allegations. Mr. Owen is husband of Laura E. Owen. Mr. Owen does not currently serve on the board of directors of another public company.

Laura E. Owen has served as our President and a director since August 2006, as our Chief Operating Officer since March 2005, and as our Corporate Secretary since May 2003. From 1998 until May 2003, she served as President of Unicard.com, Inc., a national travel insurance company. In 1991, she became the first woman to be appointed Secretary of Commerce for the State of Kansas, the state’s economic development agency. She was named one of the “Top 25 Most Influential Business Women of 2008” by the Kansas City Business Journal. Ms. Owen received a B.S. degree in Business Administration from Delaware Valley College in Philadelphia. Ms. Owen is the wife of David C. Owen. Ms. Owen does not currently serve on the board of directors of another public company.

January Miller has served as Interim Chief Financial Officer and Treasurer since February 2009, immediately following the departure of Derick Shupe who served as our former Chief Financial Officer and Treasurer since June 2007. Ms. Miller joined ICOP Digital in September 2007 as a Staff Accountant and assistant to our former CFO. Prior to joining ICOP, Ms. Miller worked as a Staff Accountant for the Kansas City Auto Auction for over three years and has served as an Independent Tax Contractor for Scott D. McRuer, CPA, LLC. Ms. Miller is a graduate of Park University, where she earned both a Bachelors degree in Accounting and a Masters in Business Administration. She currently serves as a Park University Alumni Board Member and served on the Auditing Committee at the University for two years.

Bryan Ferguson has served as a director since August 2008. Prior to becoming a director, Mr. Ferguson served as a member of our Advisory Board from December 2007. Since 2006, Mr. Ferguson has been a Vice President of Shaw Capital, Inc., the project development and financial services arm of The Shaw Group, Inc. His responsibilities include the development of equity investment projects, assets or acquisitions, providing deal structure, equity and debt financing arrangements and partnership alignment. From 2003 to 2006, Mr. Ferguson served as Vice President, Business Development of Shaw Environmental & Infrastructure, Inc. Mr. Ferguson also supports state and federal legislative efforts. Mr. Ferguson received a B.S. degree in Earth Science from Emporia State University.

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

Key Employees

Kevin McGahee has served as our Director of Product Development since May 2008. Prior to joining ICOP, Mr. McGahee spent eight years working for Thales ATM. Mr. McGahee has 23 years experience in engineering design and product management, the majority of which was with Thales ATM and Rockwell Collins. Mr. McGahee holds a masters degree in Computer Engineering from Iowa State University, and a B.S. degree in Electric Engineering from Kansas State University.

David Nicholl has served as our Director of Technology since August 2006. He leads software product management for the Company, and researches new technologies and assesses their potential to become new products or services for ICOP and advises Company leadership on technical strategy for the delivery of innovative, leading-edge capabilities to our customers. He also provides technical assessments of potential mergers and acquisitions. He interacts with the Sales Team to field innovative products to meet the broad and evolving demands of ICOP’s customers, and works with the Engineering Team to help improve ICOP’s future product releases by assisting in prioritizing features for future products and by communicating customer feedback to the Engineering group. He held technology and quality-related positions for Bayer Healthcare, Inc. in Boston. Mr. Nicholl holds a B.S. degree in Biochemistry and Molecular Biology from Boston University.

Advisory Board

In November 2005, we formed an Advisory Board of experts in the industries we serve. The Advisory Board is currently made up of two persons, and the Company anticipates that it will have more members in the future.

Lou Anemone has served on our Advisory Board since November 2005. Until his retirement in 1999, he was Chief Operating Officer of the New York Police Department. From October 2001 to December 2001, he was Deputy Director of the New York State Office of Public Security. From December 2001 to May 2003, he was Director of Security for the Metropolitan Transportation Authority. From November 1999 until October 2001, and since June 2003, Chief Anemone has owned and operated a law enforcement and counter-terrorism consulting company, Anemone Consulting, Inc.

Tully Plesser has served on our Advisory Board since August 2007. He currently serves as Chairman of Consensus Research Group, a global strategic research and consulting organization headquartered in New York City with Research Centers in Philadelphia, Los Angeles and Düsseldorf, Germany.

Board Classifications and Committees

Our Board of Directors is divided into three classes as nearly equal in number as possible. Each year the stockholders elect the members of one of the three classes to three-year terms of office. Currently, Mr. Owen is serving a term that expires in 2010, Mr. Mason, Ms. Owen and Mr. Ferguson are serving terms that expire in 2009, and Mr. Koch is serving a term that expires in 2011.

Our Board of Directors has three standing committees: an Audit Committee, a Compensation and Incentive Plan Committee and a Nominating and Governance Committee.

Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the SEC requires in our annual proxy statement.

Our Audit Committee is comprised of Messrs. Ferguson, Koch and Mason. Mr. Ferguson serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the SEC, and the NASDAQ Capital Market. The Board has determined that Mr. Ferguson qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

Compensation and Incentive Plan Committee. Our Compensation and Incentive Plan Committee assists our Board of Directors in determining the compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity compensation plans.

Our Compensation and Incentive Plan Committee is comprised of Messrs. Ferguson, Koch and Mason. Mr. Mason serves as Chairman of the Compensation Committee. The Board has determined that all members of the Compensation and Incentive Plan Committee are independent under the rules of the NASDAQ Capital Market.

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

Our Nominating and Governance Committee is comprised of Messrs. Ferguson, Koch and Mason. Mr. Koch serves as Chairman of our Nominating and Governance Committee. The Board has determined that all members of the Nominating and Governance Committee are independent under the rules of the NASDAQ Capital Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2008, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by our principal executive officer (“PEO”), our two most highly compensated executive officers who were serving as executive officers as of the end of our last fiscal year, and an individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of the end of our last fiscal year (the “Named Executive Officers”).

Summary Compensation Table for 2008 and 2007

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Options Awards ($) (2)		All Other Compensation ($)		Total ($)
David C. Owen	2008	$220,374	$—	$(19,636	)(3)	$13,564	(4)	$214,302
Chief Executive Officer	2007	220,834	373,567	79,250		17,455	(5)	$691,106
Laura E. Owen	2008	178,275	—	(15,501	)(6)	17,608	(7)	$180,382
President, Chief Operating Officer	2007	189,072	373,567	79,250		18,005	(8)	$659,894
Derick Shupe (9)	2008	135,096	—	14,381		2,333	(10)	$151,810
Former Chief Financial Officer								$—
Tom Tougas (11)	2008	163,799	—	—		—		$163,799
Director of Engineering	2007	23,894		—		—		$23,894

(1)	Represents the cash bonus paid equal to the income tax cost on the restricted common stock awarded becoming unrestricted.

(2)	The amounts recognized are reflected in the share-based compensation expense as disclosed in Note 5: Shareholders’ Equity in our financial statements for the fiscal year ended December 31, 2008 in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). In conjunction with the provisions of SFAS 123R, we amortize compensation expense for the grant date fair value of option awards evenly over the vesting period using the straight-line method.

(3)	On July 10, 2008, 50,000 options to purchase shares of common stock at $5.85 per share, 50,000 options to purchase shares of common stock at $6.80 per share and 100,000 shares of restricted stock were cancelled in exchange for 200,000 options to purchase common stock at $1.39 per share.

(4)	Includes auto allowance of $4,714 and 401(k) Company contribution of $8,850.

(5)	Includes auto allowance of $8,139 and 401(k) Company contribution of $9,316.

(6)	On July 10, 2008, 37,500 options to purchase shares of common stock at $5.85 per share, 50,000 options to purchase shares of stock at $6.80 per share and 100,000 shares of restricted stock were cancelled in exchange for 200,000 options to purchase common stock at $1.39 per share.

(7)	Includes auto allowance of $10,200 and 401(k) Company contribution of $7,408.

(8)	Includes auto allowance of $10,200 and 401(k) Company contribution of $7,805.

(9)	Mr. Shupe resigned in February 2009.

(10)	Includes 401(k) Company contribution.

(11)	Mr. Tougas resigned in October 2008.

Option Exercises and Holdings

The following table sets forth, as to those Named Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2008, and the number of shares of common stock received upon exercise of options during the last fiscal year.

Outstanding Equity Awards at December 31, 2008

	Option Awards
	Number of Securities Underlying Unexercised Options (#)				Exercise Price ($) (1)	Option Expiration Date
Name and Principal Position	Exercisable		Unexercisable
David C. Owen	100,000		—		5.85	12/31/2012
Chief Executive Officer	50,000		—		5.50	12/31/2014
	200,000		—		5.85	12/31/2015
	200,000	(2)	—		1.39	7/9/2018
Laura E. Owen	100,000		—		5.85	12/31/2012
President, Chief Operating Officer	50,000		—		5.50	12/31/2014
	100,000		—		5.85	12/31/2015
	200,000	(3)	—		1.39	7/9/2018
Derick Shupe (4)	4,000	(5)	6,000	(5)	8.31	12/31/2012
Former Chief Financial Officer	4,000	(5)	6,000	(5)	6.80	8/8/2012
Tom Tougas (6)	12,000	(7)	8,000	(7)	6.00	12/31/2012
Director of Engineering	5,000	(8)	—		2.12	12/31/2008

(1)	In 2006, we cancelled option awards of 600,000 shares of common stock having exercise prices ranging from $6.45 to $10.00 and reissued the same number of option awards with an exercise price of $5.85 per share.

(2)	On July 10, 2008, 50,000 options to purchase shares of common stock at $5.85 per share, 50,000 options to purchase shares of common stock at $6.80 per share and 100,000 shares of restricted stock were cancelled in exchange for 200,000 options to purchase common stock at $1.39 per share.

(3)	On July 10, 2008, 37,500 options to purchase shares of common stock at $5.85 per share, 50,000 options to purchase shares of stock at $6.80 per share and 100,000 shares of restricted stock were cancelled in exchange for 200,000 options to purchase common stock at $1.39 per share.

(4)	Mr. Shupe resigned in February 2009.

(5)	Option awards vest ratably over a five-year period

(6)	Mr. Tougas resigned in October 2008.

(7)	Option awards vest ratably over a four-year period.

(8)	Option awards vest immediately.

Employment Agreements

David C. Owen, our Chief Executive Officer, is employed pursuant to an Executive Employment Agreement dated August 10, 2006, as amended and restated effective March 16, 2008 and December 17, 2008, with annual compensation of $225,000 per year. On each anniversary of the agreement, commencing on March 16, 2009, one year will be added to the term of Mr. Owen’s employment with us so that as of each anniversary of the agreement, the term of Mr. Owen’s employment will be two years.

The agreement provides for increases in the base salary at the discretion of our board of directors. The agreement notwithstanding, effective October 20, 2004, Mr. Owen voluntarily agreed to reduce his salary to $125,000 annually until we reached accumulated gross revenues of $8 million, at which time his salary was to be restored to $225,000 and accrued but unpaid salary and other compensation (which totaled approximately $115,000) would be paid in full. The $8 million threshold was achieved in December 2006, Mr. Owen received payment of the unpaid compensation, and his salary was restored to $225,000 effective January 1, 2007. The agreement further provides that Mr. Owen is entitled to participate in our stock option and 401(k) plans, to receive a monthly car allowance of $850 or a company-provided vehicle, to be covered by our health insurance plan and to reimbursement of reasonable out-of-pocket expenses. The agreement is renewable by mutual agreement.

Laura E. Owen, our President, Chief Operating Officer and Corporate Secretary, is employed pursuant to an Executive Employment Agreement dated August 10, 2006, as amended and restated effective March 16, 2008 and December 17, 2008, with annual compensation of $175,000 per year. On each anniversary of the agreement, commencing on March 16, 2009, one year will be added to the term of Ms. Owen’s employment with us so that as of each anniversary of the agreement, the term of Ms. Owen’s employment hereunder will be two years.

The agreement notwithstanding, effective October 20, 2004, Ms. Owen voluntarily agreed to reduce her annual salary to $125,000 until we reach accumulated gross revenues of $8 million, at which time her salary would be restored to $175,000 and accrued but unpaid salary and other compensation (which totaled approximately $83,000) would be paid in full. The $8 million threshold was achieved in December 2006, Ms. Owen received payment of the unpaid compensation and her salary was restored to $175,000 effective January 1, 2007. The agreement further provides that Ms. Owen is entitled to participate in our stock option and 401(k) plans, to receive a monthly car allowance of $850 or a company-provided vehicle, to be covered by our health insurance plan and to reimbursement of reasonable out-of-pocket expenses. The agreement is renewable by mutual agreement.

On July 10, 2008, Mr. Owen and Ms. Owen were each granted 200,000 options to purchase shares of common stock at an exercise price of $1.39 per share, the closing price of our common stock on July 10, 2008, as reported on the NASDAQ Capital Market. These options are immediately exercisable, expire on July 9, 2018, and were granted pursuant to, and are subject to the terms, conditions and forfeiture provisions of, our 2002 Stock Option Plan. We granted these options in exchange for (i) Mr. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 50,000 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share, and (ii) Ms. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 37,500 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share.

If Mr. Owen or Ms. Owen retires or is terminated for any reason, or upon the occurrence of a change of control or a material change in the duties or location of Mr. Owen or Ms. Owen’s employment, he or she will be entitled to receive severance benefits, including (i) payment of an amount equal to the sum of 24 months of his or her base salary plus the average annual bonus amount for the 3 prior years, (ii) continuation of life, medical, dental and disability coverage for the longer of 24 months or the age he or she reaches the minimum age necessary to qualify for health insurance benefits under Medicare, (iii) receipt of vested benefits owing to him or her under any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Company, and (iv) immediate vesting of any unexercised stock options granted and held by Mr. Owen or Ms. Owen.

If a Company executive’s employment terminates as a result of his or her death or disability, or upon a change of control, all or a portion of any unvested stock options granted to such executive may be subject to accelerated vesting in accordance with the terms of the 2002 Plan or any applicable employment, stock option, separation or severance agreement.

Director Compensation for 2008

Name	Fees Earned or Paid in Cash	Options Outstanding (1)
L. Derrick Ashcroft (2)	$7,250	30,000
Bryan Ferguson	$8,300	25,000
Noel Koch	$12,750	30,000
Roger Mason	$12,750	30,000

(1)	As of December 31, 2008.

(2)	Mr. Ashcroft resigned from the board in August 2008.

Each non-employee director receives cash compensation in the form of board and committee meeting fees. Currently, each of our non-employee directors is entitled to receive $500 for attendance at each meeting of the board and $500 for attendance at each meeting of a board committee. Telephonic attendance fees are $250. In addition, each committee chairman is entitled to receive $1,500 for each board committee meeting that he attends as committee chairman. In 2007, in addition to fees, each non-employee director received options to purchase 15,000 shares as consideration for board and committee service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth below is information regarding the beneficial ownership of our common stock, as of December 31, 2008, by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of December 31, 2008 (February 28, 2009), are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	No. of Shares Beneficially Owned		%
Named Executive Officers and Directors
David C. Owen	1,284,002	(2)	15.3%
Laura E. Owen	1,284,002	(2)	15.3%
Derick Shupe	11,804	(3)	*
Tom Tougas	—	(4)	*
Roger L. Mason	95,000	(5)	1.3%
Bryan Ferguson	11,000	(6)	*
Noel Koch	35,800	(7)	*
All directors and officers as a group (seven persons)	1,437,606		17.0%

5% Stockholders
Chester L.F. Paulson and Jacqueline M. Paulson (8)	1,209,155	(9)	14.4%
Paulson Family LLC (8)	1,009,155	(10)	12.2%
Paulson Capital Corp. (8)	986,855	(11)	11.9%
Paulson Investment Company (8)	986,855	(12)	11.9%

*	Less than 1%

(1)	Except as otherwise noted, the address of all persons named in this table is: c/o ICOP Digital, Inc., 16801 W. 116th Street, Lenexa, Kansas 66219.

(2)	Mr. Owen and Ms. Owen beneficially own the following securities: nonstatutory options held by Owen Enterprises, LLC to purchase 100,000 shares of common stock; nonstatutory options held by Mr. Owen to purchase 450,000 shares of common stock; and nonstatutory options held by Ms. Owen to purchase 350,000 shares of common stock. In addition to options, Mr. and Ms. Owen beneficially own: 263,602 shares of common stock held by David & Laura Owen Trust dated 6/4/97; 60,400 shares of common stock held by Owen Enterprises, LLC; 25,000 shares of common stock held by Owen & Associations, Inc. Profit Sharing Plan; 5,000 shares of common stock held by DBM, LP; 5,000 shares of common stock held by Emerson B. Wells, LP; 25,000 shares of common stock held by MDN, LP.

(3)	Consists of 3,804 shares of common stock and options to purchase 8,000 shares of common stock that are exercisable within 60 days of December 31, 2008. Mr. Shupe resigned in February 2009.

(4)	Mr. Tougas resigned in October 2008.

(5)	Consists of 60,000 shares of common stock, and a warrant to purchase 5,000 shares of common stock and options to purchase 30,000 shares of common stock that are exercisable within 60 days of December 31, 2008.

(6)	Consists of 1,000 shares of common stock and options to purchase 10,000 shares of common stock that are exercisable within 60 days of December 31, 2008.

(7)	Consists of 800 shares of common stock, and a warrant to purchase 5,000 shares of common stock and options to purchase 30,000 shares of common stock that are exercisable within 60 days of December 31, 2008.

(8)	The address of each Paulson 5% stockholder is: 811 SW Naito Parkway, Suite 200, Portland, Oregon 97204. Holdings of 5% stockholders are reported in reliance upon filings of the 5% stockholders with the Securities and Exchange Commission.

(9)	According to a Schedule 13G filed on February 11, 2009, due to their relationship to certain entities,, Chester L.F. Paulson and Jacqueline M. Paulson (together, the “Paulsons”), may be deemed to be the beneficial owners of a total of 1,209,155 shares of common stock. The Paulsons may be deemed to control Paulson Capital Corp. (“PLCC”), which wholly owns Paulson Investment Company, Inc. (“PICI”). The Paulsons control and are the managing partners of the Paulson Family LLC (“LLC”). For a description of the securities held by PLCC, PICI, and LLC, please see the footnotes pertaining to each of those entities. The Paulsons directly own 100,000 shares of common stock and 100,000 warrants, which are exercisable within 60 days of December 31, 2008.

(10)	Paulson Family LLC (“LLC”) directly holds 22,300 shares of common stock, and due to its relationship to Paulson Capital Corp., and Paulson Investment Company, Inc. (“PICI”), LLC indirectly holds an additional 986,855 shares of common stock or warrants exercisable into shares of common stock, which are directly held by PICI. For a description of the securities hold by PICI, please see footnote 11.

(11)	As parent of Paulson Investment Company, Inc. (“PICI”), Paulson Capital Corp. indirectly holds 986,855 shares of common stock or warrants exercisable into shares of common stock, which are directly held by PICI. For a description of the securities hold by PICI, please see footnote 11.

(12)	Paulson Investment Company, Inc. directly holds the following securities: (i) 169,780 shares of common stock; (ii) 332,725 warrants, which are exercisable within 60 days of December 31, 2008; and (iii) underwriter’s warrants that are exercisable into 484,350 shares of common stock within 60 days of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In March 2008, we purchased land for $900,000. The seller of this land hired and paid a 6% commission to its representative broker, of which Roger Mason is a 25% partner. The Audit Committee determined this transaction did not impair Mr. Mason’s independence to serve on our Audit Committee.

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

Director Independence

Three members on our Board of Directors, Bryan Ferguson, Noel Koch and Roger Mason are independent in accordance with the rules of the NASDAQ Capital Market. These independent directors also serve as members of our Nominating, Compensation and Audit Committees. Mr. Ferguson chairs the Audit Committee. Mr. Mason chairs the Nominating Committee. Mr. Koch chairs the Compensation Committee.

Item 14.	Principal Accountant Fees and Services

	2008	2007
1) Audit fees	$35,903	$50,773
2) Audit related fees	14,258	7,740
3) Tax fees	—	—
4) All other fees	—	—

Audit fees of Cordorvano and Honeck, LLP for fiscal 2008 and 2007 were incurred during the examination of the financial statements, audit of internal controls over financial reporting, and interim reviews of the quarterly financial statements. Audit related fees were incurred in connection with SEC filings in 2008 related to the Company’s proposed secondary offering.

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

Item 15.	Exhibits.

(a) The following exhibits are furnished as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).

3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.2	Form of Redeemable Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.3	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.4	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.6	Form of Warrant Agreement between the Registrant and Computershare Trust Company, Inc. and Form of Warrant, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.7	Form of Purchase Warrant to placement agent (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.8	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.9	Form of Warrant issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.10	Form of Warrant issued to Lou Anemone (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.11	Form of Warrant issued to independent directors (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.12	Form of Securities Purchase Agreement, Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Form 8-K current report filed December 9, 2005).

4.13	Warrant issued to Investor Awareness, Inc. dated March 7, 2005 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

10.1	2002 Stock Option Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

10.2	Software Decode License Agreement dated as of January 7, 2005 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.3	Memorandum of Understanding between the Registrant and TriSquare Communications (Hong Kong) Co., Ltd., dated as of February 11, 2004 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.4	Development and Manufacturing Agreement between the Registrant and Tietech Co., Ltd., dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.5	Commercial Lease Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

10.6	Amended and Restated Executive Employment Agreement dated as of March 16, 2008 with David C. Owen (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed May 14, 2008).

10.7	Amended and Restated Executive Employment Agreement dated as of March 16, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed May 14, 2008).

10.8	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (Reg. No. 333-131038) filed January 13, 2006, as amended).

10.9	Executive Employment Agreement dated as of July 10, 2007 with Derick D. Shupe (incorporated by reference to Exhibit 10.10 of the Form 10-KSB filed March 28, 2008).

10.10	Promissory Note dated March 3, 2008 to Bank of Blue Valley (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed March 28, 2008).

10.11	Commercial and Industrial Real Estate Contract dated February 12, 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.12	Commercial Lease Agreement dated February 22, 2007 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.13	Lease Amendment No. 1, dated September 13, 2007 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed March 28, 2008).

10.14	Commercial Line of Credit Agreement and Note dated January 9, 2008 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.15	Business Loan Agreement dated January 9, 2008 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.16	Commercial Security Agreement dated January 9, 2008 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.17	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with David C. Owen (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 13, 2008).

10.18	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 13, 2008).

10.19	Non-Statutory Stock Option Agreement as of July 10, 2008 with David C. Owen (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed August 13, 2008).

10.20	Non-Statutory Stock Option Agreement as of July 10, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 13, 2008).

10.21	Purchasing Agreement, entered into November 10, 2008 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 14, 2008).

10.22	Amendment #1 to Purchasing Agreement entered into November 10, 2008 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed November 14, 2008).

10.23	Inventory Rider to Purchasing Agreement entered into November 10, 2008 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed November 14, 2008).

10.24	First Amendment to Executive Employment Agreement dated as of December 17, 2008 with David C. Owen (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.25	First Amendment to Executive Employment Agreement dated as of December 17, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.26	Development and Manufacturing Agreement dated as of November 5, 2008.CTR

10.27	Changes in Terms Agreement with Bank of Blue Valley dated as of March 3, 2009.

23.1	Consent of Cordovano and Honeck, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20 day of March, 2009.

ICOP Digital, Inc.

By:	/s/ David C. Owen
David C. Owen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Owen David C. Owen	Chairman and Chief Executive Officer (Principal Executive Officer)	March 20, 2009

/s/ Laura E. Owen Laura E. Owen	President, Director (Principal Operating Officer)	March 20, 2009

/s/ January Miller January Miller	Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)	March 20, 2009

/s/ Roger L. Mason Roger L. Mason	Director	March 20, 2009

/s/ Bryan Ferguson Bryan Ferguson	Director	March 20, 2009

/s/ Noel Koch Noel Koch	Director	March 20, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors

ICOP Digital, Inc.

We have audited the accompanying balance sheets of ICOP Digital, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. ICOP Digital, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOP Digital, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP

Englewood, Colorado

March 20, 2009

ICOP DIGITAL, INC.

BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$99,192	$3,166,213
Accounts receivable, net of allowances of $121,173 and $114,000 at December 31, 2008 and 2007, respectively	1,775,741	2,915,897
Inventory, at lower of cost or market	3,568,596	4,143,781
Prepaid expenses	209,545	502,320
Other current assets	549,867

Total current assets	6,202,941	10,728,211
Property and equipment, net of accumulated depreciation $1,230,779 and $706,819 at December 31, 2008 and 2007, respectively	2,024,318	1,359,630
Other assets:
Deferred patent costs	87,621	87,621
Investment, at cost	25,000	25,000
Security deposit	18,258	18,258

Total other assets	130,879	130,879

Total assets	$8,358,138	$12,218,720

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$643,124	$735,382
Accrued liabilities	596,854	553,105
Notes payable	780,000	—
Due to factor	602,009	—
Unearned revenue	466,983	359,937

Total current liabilities	3,088,970	1,648,424
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, no par value; 50,000,000 shares authorized, 7,486,385 and 7,455,054 issued and outstanding at December 31, 2008 and 2007, respectively	30,338,572	29,710,064
Accumulated other comprehensive income	272	7,729
Retained deficit	(25,069,676)	(19,147,497)

Total shareholders’ equity	5,269,168	10,570,296

Total liabilities and shareholders’ equity	$8,358,138	$12,218,720

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007
Sales, net of returns and allowances	$10,859,850	$11,842,415
Cost of sales	6,689,758	6,645,018

Gross profit	4,170,092	5,197,397
Operating expenses:
Selling, general and administrative	8,830,394	9,040,256
Research and development	1,131,199	1,799,555

Total operating expenses	9,961,593	10,839,811

Operating loss	(5,791,501)	(5,642,414)
Other income (expense):
Realized income on foreign currency translation	—	11,691
Loss on disposal of property and equipment	(33,361)	(15,025)
Interest income	28,589	223,810
Interest expense	(125,906)	(37,802)
Other income	—	1,456

Loss before income taxes	(5,922,179)	(5,458,284)
Income tax provision	—	—

Net Loss	$(5,922,179)	$(5,458,284)

Basic and diluted net loss per share	$(0.79)	$(0.75)

Basic and diluted weighted average common shares outstanding	7,472,032	7,320,699

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock			Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	—	$—	7,229,481	$26,997,100	$—	$(13,689,213)	$13,307,887
Stock issued under employee stock purchase plan	—	—	12,580	67,149	—	—	67,149
Stock options issued in exchange for services	—	—	—	492,392	—	—	492,392
Restricted common stock issued in exchange for services	—	—	—	1,021,000	—	—	1,021,000
Exercise of stock options to purchase common stock	—	—	9,000	52,650	—	—	52,650
Exercise of warrants to purchase common stock	—	—	203,993	1,079,773	—	—	1,079,773
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	7,729	—	7,729
Net loss for the year ended December 31, 2007	—	—	—	—	—	(5,458,284)	(5,458,284)
Total comprehensive loss							(5,450,555)

Balance at December 31, 2007	—	$—	7,455,054	$29,710,064	$7,729	$(19,147,497)	$10,570,296

Stock issued under employee stock purchase plan	—	—	31,331	51,732			51,732
Stock options issued in exchange for services	—	—		576,776			576,776
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—			(7,457)		(7,457)
Net loss for the year ended December 31, 2008	—	—				(5,922,179)	(5,922,179)
Total comprehensive loss							(5,929,636)

Balance at December 31, 2008	—	$—	7,486,385	$30,338,572	$272	$(25,069,676)	$5,269,168

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,922,179)	$(5,458,284)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	573,979	363,828
Stock-based compensation expense	576,776	1,513,392
Loss on disposal of property and equipment	33,361	15,025
Changes in operating assets/liabilities
(Increase) Decrease in accounts receivable, inventory and prepaid expenses	1,354,863	(2,123,780)
Increase in accounts payable and accrued liabilities	58,537	909,820

Net cash used in operating activities	(3,324,663)	(4,779,999)

Cash flows from investing activities:
Purchases of property and equipment	(401,642)	(898,126)
Proceeds from the sale of property and equipment	13,000	—
Deferred patent costs	—	(10,001)
Cost method investment	—	(25,000)
Deposits	—	(3,258)

Net cash used in investing activities	(388,642)	(936,385)

Cash flows from financing activities:
Proceeds from line of credit	4,131,350	2,500,000
Payments on line of credit	(3,529,341)	(2,500,000)
Proceeds from the issuance of common stock	51,732	1,199,572

Net cash provided in financing activities	653,741	1,199,572

Effect of currency exchange rate changes on cash	(7,457)	7,729

Net change in cash	(3,067,021)	(4,509,083)
Cash, beginning of period	3,166,213	7,675,296

Cash, end of period	$99,192	$3,166,213

Supplemental disclosure of cash flow information:
Interest paid	$125,906	$37,802

Income taxes paid	$—	$—

Non-cash investing and financing transactions
Issuance of notes payable to purchase land	$780,000	$—

Transfer of inventory for internal use	$103,386	$—

See accompanying notes to financial statements

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Operations

ICOP Digital, Inc. engineers, produces and markets state-of-the-art mobile and stationary surveillance solutions (including hardware, software and services) to equip first responders in protecting their communities with both live video and recorded high-quality digital evidence. Its corporate offices are located in Lenexa, Kansas.

Going Concern

The Company has incurred significant operating losses since inception and has limited financial resources to support its operations until such time that it is able to generate positive cash flow from operations. Net cash used in operating activities during the years ended December 31, 2008 and 2007, was $3,324,663 and $4,779,999, respectively. These conditions are indicative of the Company’s inability to continue as a going concern for a period longer than the current fiscal year.

The Company’s ability to continue as a going concern is dependent upon the success of its future plans to sell its products internationally through its distribution networks and the anticipated positive impact of the economic stimulus plan within the US market. The Company plans to maintain its Purchasing Agreement with the factor to borrow up to $5.0 million for working capital purposes and to raise capital through bridge loan financing and sale of securities. These plans mitigate conditions that are indicative of the Company’s inability to continue as a going concern for a period longer than the current fiscal year. However, there can be no assurances that the Company will be successful in borrowing money or raising capital.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies that the Company will continue to meet its obligations and continue its operations for the next twelve months.

Reclassifications

Certain prior-year amounts have been reclassified for comparative purposes to conform to the current-year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due from customers, primarily law enforcement agencies located in the US and abroad. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Inventory

Inventory, which consists primarily of digital cameras and related hardware and accessories, is stated at the lower of cost or market with costs determined using the first-in first-out method. The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for Company sales. The Company records a provision for obsolete or excess inventory whenever impairment has been identified. During 2008 and 2007, the Company recorded an impairment charge on certain inventory of approximately $0 and $170,000, respectively, which is reflected in cost of sales in the accompanying statement of operations.

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments for insurance, rent, maintenance, spare parts and trade deposits which will be reflected as an expense during the future periods benefited.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation lives are generally as follows:

Impairment of Long-lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. They assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2008 and 2007.

Sale of Accounts Receivable

The Company accounts for the transfer of trade receivables under its factoring line of credit in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. If the criteria established by SFAS No. 140 are met, the transfers of receivables are recorded as a sale; otherwise, the transaction is reflected as a secured borrowing.

Recognition of Revenue and Costs of Sales

Revenue is generally recognized at the time of product shipment or delivery, depending on when the passage of title to goods and risk of loss transfers to unaffiliated customers, when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured.

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

Advertising Expenses

All advertising expenditures are expensed as incurred. Advertising expenses for 2008 and 2007 were approximately $362,000 and $320,000, respectively.

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

Foreign Currencies

The Company purchases significant amounts of product from a foreign firm. Products are billed to the Company in the foreign firm’s local currency. Cash held in foreign currencies are translated at exchange rates prevailing at the balance sheet date.

Costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income. Foreign currency translation rate changes were not material for the years ended December 31, 2008 and 2007.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation gains and losses.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Share-based Payment Arrangements

The Company records its share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. Prior to 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company used the modified prospective application method in adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 was recognized as compensation expense in periods subsequent to December 31, 2005.

Loss per Common Share

SFAS 128, Earnings Per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2008 and 2007, the Company had options and warrants outstanding exercisable to purchase 6,443,246 and 6,132,746 shares of common stock, respectively. All options and warrants have been excluded from the weighted average share calculation because they would be anti-dilutive.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. Cash is deposited with high quality financial institutions. On October 3, 2008, the Federal Deposit Insurance Corporation temporarily increased the insured amount from $100,000 to $250,000 for deposits maintained at any one financial institution. At December 31, 2007, the Company participated in an additional insurance program to insure the $2,777,000 in excess of insured or bonded levels, maintained at four different financial institutions. At December 31, 2008, the Company had $0 in excess of insured or bonded levels. The Company generally does not require collateral from the law enforcement agencies.

The Company purchased from our foreign contract manufacturer approximately 74% and 67% of our inventory during the years ended December 31, 2008 and 2007, respectively. The Company’s product line to date has been concentrated in one product the ICOP Model 20/20 Digital Video Recording System, which has been purchased from this one supplier. If required, an alternate supplier would not be immediately available.

The Company sold substantially all of its products to law enforcement agencies in the US and abroad or to distributors selling to law enforcement agencies. Accordingly, substantially all accounts receivable at December 31, 2008 and 2007 are concentrated in the law enforcement industry.

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

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments’ approximate carrying values. The carrying amounts of cash, receivables, payables, and other current liabilities at December 31, 2008 and 2007 approximate fair value due to the short-term maturity of the instruments.

Presentation of Taxes Collected and Remitted to Government Authorities

During 2006 the Company adopted, EITF 06-3, How Taxes Collected and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Statement of Operations.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 , and FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 . Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, and amend the scope of SFAS 157. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

Note 2: Property and Equipment

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Land	$1,000,259	$—
Equipment	1,276,431	1,147,983
Vehicles	342,552	391,421
Furniture	445,215	341,583
Leasehold improvements	190,640	185,462

	3,255,097	2,066,449
Less: accumulated depreciation	(1,230,779)	(706,819)

	$2,024,318	$1,359,630

Depreciation expense for the years ended December 31, 2008 and 2007 was $573,979 and $363,828, respectively.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3: Debt

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a factoring company (the “Purchaser”) for 18 months to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5 million. The interest rate on outstanding advances is the greater of (i) 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by the Wall Street Journal or (ii) 8.0%. In no event shall LIBOR be less than 3%. The Company is responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer. We are required to sell to the Purchaser $2.4 million in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are also required to maintain a $5 million tangible net worth at all times during the term of the Purchasing Agreement. The Purchasing Agreement may be renewed annually after the initial 18-month term, and may be terminated by the Purchaser at any time without cause on 60 days notice. The Purchaser may, in its sole discretion, advance us up to 50% of eligible inventory, not to exceed the lesser of (i) 40% of the outstanding advances under the accounts receivable financing or (ii) $750,000. The interest rate on outstanding advances on inventory is the greater of (i) 3.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by the Wall Street Journal or (ii) 9.0%. In no event shall LIBOR be less than 3%. The financing facility is secured by the Company with a security interest granted to the Purchaser on all assets. The Company accounts for receivables sold to the factor with recourse as secured borrowings. Trade accounts receivable sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts. As of December 31, 2008, the amount due to factor totaled $602,009 against invoices totaling $1.3 million. The average interest rate was 8.56% and the average amount of borrowing was $330,000 for 2008. As of December 31, 2008, the Company was in compliance with the Purchasing Agreement’s covenant.

The Company had a $3,500,000 line of credit with Equity Bank. On August 20, 2008, the bank declared the line of credit in default under the “general insecurity” clause of the loan agreement and our anticipated breach of the $7.5 million net worth financial covenant. The Company had until October 20, 2008 to refinance or pay off the outstanding balance on the line of credit, which was $1,425,000 on August 20, 2008. On October 16, 2008, we obtained an extension to pay off the line of credit until December 4, 2008. In connection with the extension, we made a $600,000 principal payment on the outstanding balance. On November 10, 2008, the outstanding balance on the line of credit was repaid with the proceeds from the Purchasing Agreement described in the preceding paragraph.

On March 3, 2008, the Company executed a loan agreement with the Bank of Blue Valley to borrow $780,000 to purchase land on which the Company may use to construct a new corporate headquarters when its current lease expires. The borrowed amount and $120,000 in cash were applied toward the purchase price. The loan agreement is due after one year with a floating interest rate, adjusted daily, of 0.5% above the bank’s prime rate. Interest is payable monthly, with the principal due at maturity. The loan is secured by the purchased land.

Note 4: Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended December 31,
	2008	2007
U.S statutory federal rate	34%	34%
State income tax rate, net of federal benefits	5%	5%
Net operating loss (NOL) for which no tax benefit is currently available	(39)%	(39)%

	0%	0%

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4: Income Taxes (cont.)

At December 31, 2008, deferred taxes consisted of a net tax asset of $9,313,000 due to operating loss carryforwards of $20,112,000, which was fully allowed for in the valuation allowance of $9,313,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2008 was $2,312,270. Net operating loss carryforwards will expire through 2028. The value of these carryforwards depends on the ability of the Company to generate taxable income.

At December 31, 2007, deferred taxes consisted of a net tax asset of $7,000,750 due to operating loss carryforwards of $16,595,000, which was fully allowed for in the valuation allowance of $7,000,750. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2007 was $2,128,750. Net operating loss carryforwards will expire through 2027. The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

Note 5: Shareholders’ Equity

Preferred Stock

Preferred stock with no par value may be issued in series. Designations, preferences, stated values, rights, qualifications or limitations are to be determined by the Board of Directors.

Stock Issued for Cash

During 2008 and 2007, shareholders exercised warrants to purchase 0 and 203,993 shares, respectively, of the Company’s no par value common stock for total net proceeds of $0 and $1,079,773, respectively.

Employee Stock Purchase Plan

During 2006, the Company established a qualified Employee Stock Purchase Plan (ESPP), which allows qualified employees to participate in the purchase of designated shares of the Company’s no par value common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each offering period, as defined by the plan documents. The Company reserved 200,000 shares of common stock for purchase under the ESPP. During 2008 and 2007, the Company sold 31,331 and 12,580 shares, respectively, of its no par value common stock to employees under the ESPP at a total price of $51,732 and $67,149, respectively. At December 31, 2008, 154,789 registered shares remained available for employees to purchase under this plan.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5: Shareholders Equity (cont.)

Restricted Stock

In May 2006, the board of directors granted a total of 400,000 shares of restricted common stock to two executive officers in recognition of their importance to the achievement of certain milestones. The shares have been issued to the officers but are restricted from sale by the officers. Restrictions on 50% of the shares lapsed when the Company reached a total of $15 million gross revenue from inception, and restrictions on the remaining 50% of the shares lapse when the Company reaches positive earnings before interest, taxes, depreciation and amortization (EBITDA) for three consecutive months. The Company valued these restricted shares at the market value on May 4, 2006 of $5.85 per share for a total of $2,340,000. The value of the shares related to the gross revenue target was reported as compensation expense and added to paid-in capital ratably as revenue accumulated to the $15 million target, which was achieved in 2007. The value of the shares related to the positive EBITDA target is being recognized as the progress toward consecutive months of positive EBITDA is reached. The grant further provides that the officers will receive a supplemental bonus in an amount equal to the income tax liability incurred by the officers at the time the restrictions lapse. Supplemental bonus of $747,134 was paid and expensed during 2007 relating to the lapse in restrictions on the $15 million achievement.

On July 10, 2008, the Company granted to each of Mr. Owen, the Company’s Chief Executive Officer, and Ms. Owen, the Company’s Chief Operating Officer, 200,000 options to purchase shares of common stock at an exercise price of $1.39 per share, the closing price of the Company’s common stock on July 10, 2008, as reported on the NASDAQ Capital Market. These options are immediately exercisable, expire on July 10, 2018, and were granted pursuant to, and are subject to the terms, conditions and forfeiture provisions of, the 2002 Stock Option Plan. The Company granted these options in exchange for (i) Mr. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 50,000 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share, and (ii) Ms. Owen’s agreement to cancel 100,000 unvested shares of restricted stock, 37,500 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share. The cancellation of the original awards accompanied by the concurrent grant of options was accounted for as a modification of terms of the cancelled awards which resulted in total incremental cost of approximately $342,000. The modification was calculated as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified as it relates to the instruments expected to vest.

The fair value of the modified award was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.10%
Dividend yield	0.00%
Volatility factor	61.38%
Weighted average expected life	7.5 years

The fair value of the original award immediately before its terms were modified was estimated at the modification date using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.10%
Dividend yield	0.00%
Volatility factor	61.38%
Weighted average expected life	1 -3 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5: Shareholders’ Equity (cont.)

Stock Option Plan

The Company established a Stock Option Plan (the “Plan”) in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant options to purchase common stock restricted stock awards, cash, and shares of common stock or any combination. At December 31, 2007, 17,000 shares were borrowed from the 2008 plan year for 2007 grants in accordance with the Plan. Share-based compensation expense related to these awards of $576,776 and $492,392 was recorded for the years ended December 31, 2008 and 2007, respectively.

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006 (718,500 exercisable)	822,500	$5.81
Granted	357,500	6.71
Exercised	(9,000)	5.85
Forfeited	(26,000)	5.85
Expired	—	—

Outstanding at December 31, 2007 (867,500 exercisable)	1,145,000	$6.08	5.4	$—
Granted	430,000	6.31
Exercised
Forfeited	(242,500)	5.85
Expired	(5,000)	5.85

Outstanding at December 31, 2008	1,327,500	$4.53	7.1	$—

Exercisable Outstanding at December 31, 2008	1,203,000	$4.38	7.4	$—

Vested and expected to vest at December, 31, 2008	1,327,500	$4.53	7.1	$—

Options outstanding that are expected to vest are net of estimated future option forfeitures. The Company received cash of $0 and $52,650 in connection with stock options exercised during the years ended December 31, 2008 and 2007, respectively. The intrinsic value of these options exercised was $24,600 during the year ended December 31, 2008.

The fair value of the options granted during 2007 was estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.77 – 5.18%
Dividend yield	0.00%
Volatility factor	54 – 55%
Weighted average expected life	4.0 years

The fair value of the options granted during 2008 was estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.77 – 3.41%
Dividend yield	0.00%
Volatility factor	58 – 62%
Weighted average expected life	1 -7.5 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5: Shareholders’ Equity (cont.)

Stock Options (cont.)

Total compensation cost recognized under share-based payment arrangements during the years ended December 31, 2008 and 2007 is presented in the table below:

	December 31,
	2008	2007
Stock option awards to employees	$508,367	$382,773
Employee stock purchase plan	17,911	12,917
Restricted stock awards	—	1,768,134
Stock option awards to non-employees	68,409	109,619

Total compensation cost	$594,687	$2,273,443

Total compensation cost not yet recognized as of December 31, 2008 and 2007 is presented in the table below:

	December 31,		Weighted- Average Remaining Vesting
	2008	2007	Period (Years)
Stock option awards to employees	$205,804	$613,268	2.4
Restricted stock awards	—	780,000	1.0
Stock option awards to non-employees	136,818	216,223	2.8

Total compensation cost	$342,622	$1,609,491

Total compensation cost not yet recognized as of December 31, 2008 and 2007 is related to non-vested awards. The actual compensation cost recognized might differ due to forfeitures or cancellations and the fact that the vesting period for restricted stock awards is based on future performance criteria. Upon vesting of restricted stock awards, additional cash compensation will be paid to the holders to reimburse the income tax cost of the award.

Restricted common stock activity is presented in the table below:

	Number of Shares	Weighted- Average Grant-date Fair Value
Unvested at December 31, 2006	400,000	5.85
Vested	(200,000)	5.85

Unvested at December 31, 2007	200,000	5.85

Cancelled	(200,000)	5.85

Unvested at December 31, 2008	—

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5: Shareholders’ Equity (cont.)

Stock Warrants

Common stock warrants activity is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,480,250	$5.99
Exercised	(203,994)	5.44
Forfeited	(11,010)	6.19

Outstanding at December 31, 2007	5,265,246	$6.02	2.5	$—
Expired	(25,000)	6.19

Outstanding at December 31, 2008	5,240,246	$6.01	2.5	$—

Exercisable Outstanding at December 31, 2008	5,240,246	$6.01

Note 6: Commitments

Operating Lease Arrangements

The Company leases office space in Lenexa, Kansas and in Olathe, Kansas under operating leases expiring in 2010. Future minimum payments due under the non-cancelable leases are as follows:

Year ending December 31:
2009	$276,176
2010	138,088

$414,264

Rent expense was $277,537 and $217,334 for the years ended December 31, 2008 and 2007, respectively.

Royalty Payments

The Company has agreed to pay royalties of approximately $10 for each video recording unit sold and $100 for each system server sold to third parties using a specified portion of current software.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6: Commitments (cont.)

401(k) Retirement Savings Plan

During 2005, the Company adopted a retirement savings plan intended to comply with Section 40l (k) of the Internal Revenue Code of 1986. All employees are eligible to participate in the plan after one year of service and attainment of age twenty-one. In general, amounts held in a participant’s account are not distributable until the participant terminates employment with the Company, reaches age 59 1/2, dies or becomes permanently disabled.

Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Company made “safe harbor” matching contributions of three percent of compensation for all eligible employees. Each participant is 100% vested at all times in employee and employer “safe harbor” contributions. The Company’s matching contributions to the 401(k) plan were $61,168 and $60,126 in 2008 and 2007, respectively. Effective January 1, 2007, the Company changed the “3% safe harbor” provisions to a Company contribution of up to four percent of compensation for all eligible employees that themselves contribute up to five percent to the plan.

Note 7: Subsequent Events

On March 3, 2009, the Company renewed its $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $629,985 in principal amount. The principal bears interest at 8% which is payable monthly. The loan is principally secured by the purchased land.

On July 15, 2008, the Company filed a Registration Statement on Form S-1 (Registration Number 333-152347) to register 1,250,000 shares of common stock. Due to volatile market conditions, the Company determined not to proceed with the contemplated offering and, on February 13, 2009, withdrew the Registration Statement. None of the securities registered in the Registration Statement was sold.

Exhibit Table

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).

3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.2	Form of Redeemable Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.3	Form of Unit Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.4	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.6	Form of Warrant Agreement between the Registrant and Computershare Trust Company, Inc. and Form of Warrant, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.7	Form of Purchase Warrant to placement agent (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.8	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.9	Form of Warrant issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.10	Form of Warrant issued to Lou Anemone (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.11	Form of Warrant issued to independent directors (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.12	Form of Securities Purchase Agreement, Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Form 8-K current report filed December 9, 2005).

4.13	Warrant issued to Investor Awareness, Inc. dated March 7, 2005 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

E-1

10.1	2002 Stock Option Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

10.2	Software Decode License Agreement dated as of January 7, 2005 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.3	Memorandum of Understanding between the Registrant and TriSquare Communications (Hong Kong) Co., Ltd., dated as of February 11, 2004 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.4	Development and Manufacturing Agreement between the Registrant and Tietech Co., Ltd., dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.5	Commercial Lease Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

10.6	Amended and Restated Executive Employment Agreement dated as of March 16, 2008 with David C. Owen (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed May 14, 2008).

10.7	Amended and Restated Executive Employment Agreement dated as of March 16, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed May 14, 2008).

10.8	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (Reg. No. 333-131038) filed January 13, 2006, as amended).

10.9	Executive Employment Agreement dated as of July 10, 2007 with Derick D. Shupe (incorporated by reference to Exhibit 10.10 of the Form 10-KSB filed March 28, 2008).

10.10	Promissory Note dated March 3, 2008 to Bank of Blue Valley (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed March 28, 2008).

10.11	Commercial and Industrial Real Estate Contract dated February 12, 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.12	Commercial Lease Agreement dated February 22, 2007 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.13	Lease Amendment No. 1, dated September 13, 2007 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed March 28, 2008).

10.14	Commercial Line of Credit Agreement and Note dated January 9, 2008 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.15	Business Loan Agreement dated January 9, 2008 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.16	Commercial Security Agreement dated January 9, 2008 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.17	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with David C. Owen (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 13, 2008).

10.18	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 13, 2008).

10.19	Non-Statutory Stock Option Agreement as of July 10, 2008 with David C. Owen (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed August 13, 2008).

10.20	Non-Statutory Stock Option Agreement as of July 10, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 13, 2008).

10.21	Purchasing Agreement, entered into November 10, 2008 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 14, 2008).

E-2

10.22	Amendment #1 to Purchasing Agreement entered into November 10, 2008 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed November 14, 2008).

10.23	Inventory Rider to Purchasing Agreement entered into November 10, 2008 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed November 14, 2008).

10.24	First Amendment to Executive Employment Agreement dated as of December 17, 2008 with David C. Owen (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.25	First Amendment to Executive Employment Agreement dated as of December 17, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.26	Development and Manufacturing Agreement dated as of November 5, 2008.CTR

10.27	Changes in Terms Agreement with Bank of Blue Valley dated as of March 3, 2009.

23.1	Consent of Cordovano and Honeck, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CTR	Portions of the exhibits have been omitted pursuant to a request for confidential treatment.

E-3