Form 10-Q
period 2009-03-31
ICOP DIGITAL, INC
filed 2009-05-15
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 7,306,232 shares of its common stock issued and outstanding as of May 13, 2009, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

MARCH 31, 2009

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ICOP DIGITAL, INC.

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$551,112	$99,192
Accounts receivable, net of allowances of $62,357 and $121,173 at March 31, 2009 and December 31, 2008, respectively	1,141,642	1,775,741
Inventory, at lower of cost or market	2,523,488	3,568,596
Prepaid expenses	236,830	209,545
Other current assets	776,420	549,867

Total current assets	5,229,492	6,202,941
Property and equipment, net of accumulated depreciation $1,381,623 and $1,230,779 at March 31, 2009 and December 31, 2008 , respectively	1,902,719	2,024,318
Other assets:
Deferred patent costs	87,621	87,621
Investment, at cost	25,000	25,000
Security deposit	18,258	18,258

Total other assets	130,879	130,879

Total assets	$7,263,090	$8,358,138

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$480,735	$643,124
Accrued liabilities	460,649	596,854
Notes payable	629,985	780,000
Due to factor	773,152	602,009
Unearned revenue	522,706	466,983

Total current liabilities	2,867,227	3,088,970

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized, 7,306,232 and 7,286,385 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	30,406,947	30,338,572
Accumulated other comprehensive income	1,598	272
Retained deficit	(26,012,682)	(25,069,676)

Total shareholders’ equity	4,395,863	5,269,168

Total liabilities and shareholders’ equity	$7,263,090	$8,358,138

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
Sales, net of returns and allowances	$2,248,533	$2,815,323
Cost of sales	1,162,370	1,789,414

Gross profit	1,086,163	1,025,909
Operating expenses:
Selling, general and administrative	1,824,404	2,070,238
Research and development	216,979	246,355

Total operating expenses	2,041,383	2,316,593

Operating loss	(955,220)	(1,290,684)
Other income (expense):
Gain on derecognition of liabilities	52,765	—
Loss on disposal of property and equipment	(4,170)	(5,283)
Interest income	—	17,188
Interest expense	(37,035)	(10,397)
Other income	654	—

Loss before income taxes	(943,006)	(1,289,176)
Income tax provision	—	—

Net Loss	$(943,006)	$(1,289,176)

Basic and diluted net loss per share	$(0.13)	$(0.17)

Basic and diluted weighted average common shares outstanding	7,299,175	7,460,134

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	7,286,385	$30,338,572	$272	$(25,069,676)	$5,269,168
Stock issued under employee stock purchase plan	—	—	19,847	19,847			19,847
Stock options issued in exchange for services	—	—		48,528			48,528
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—			1,326		1,326
Net loss	—	—				(943,006)	(943,006)

Total comprehensive loss							(941,680)

Balance at March 31, 2009	—	$—	7,306,232	$30,406,947	$1,598	$(26,012,682)	$4,395,863

See accompanying notes to condensed financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(943,006)	$(1,289,176)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	154,136	127,825
Stock-based compensation expense	48,528	105,000
Gain on derecognition of liabilities	(52,765)	—
Loss on disposal of property and equipment	4,170	5,283
Changes in operating assets/liabilities:
Accounts Receivable	634,099	203,310
Inventory	1,011,160	(924,497)
Prepaids and other	(253,838)	105,084
Accounts payable	(162,389)	(327,804)
Accrued liabilities	23,751	152,242

Net cash provided (used) in operating activities	463,846	(1,842,733)

Cash flows from investing activities:
Purchases of property and equipment	(11,759)	(314,466)
Proceed from the sale of property and equipment	9,000	—

Net cash used in investing activities	(2,759)	(314,466)

Cash flows from financing activities:
Proceeds from factoring and line of credit	2,310,459	650,000
Payments on factoring and line of credit	(2,337,822)	—
Proceeds from the issuance of common stock	16,870	26,408

Net cash (used) provided in financing activities	(10,493)	676,408

Effect of currency exchange rate changes on cash	1,326	(7,731)

Net change in cash	451,920	(1,488,522)
Cash, beginning of period	99,192	3,166,213

Cash, end of period	$551,112	$1,677,691

Supplemental disclosure of cash flow information:
Interest paid	$37,035	$3,690

Non-cash investing and financing transactions
Issuance of notes payable to purchase land	$—	$780,000

Transfer of inventory for internal use	$33,948	$28,241

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The following condensed balance sheet at December 31, 2008 has been derived from audited financial statements and the accompanying unaudited financial statements at March 31, 2009 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Going Concern

The Company has incurred significant operating losses since inception and has limited financial resources to support its operations. Net cash used in operating activities during the years ended December 31, 2008 was $3,324,663. These conditions are indicative of the Company’s inability to continue as a going concern for a period longer than the current fiscal year. The Company’s ability to continue as a going concern is dependent upon the success of its future plans to sell its products internationally through its distribution networks and the anticipated positive impact of the economic stimulus plan within the US market. The Company plans to maintain its Purchasing Agreement with the factor to borrow up to $5.0 million for working capital purposes and to raise capital through bridge loan financing and sale of securities. These plans mitigate conditions that are indicative of the Company’s inability to continue as a going concern for a period longer than the current fiscal year. Further, the Company has generated positive cash flow from operations for the three months ended March 31, 2009 of $463,846 (unaudited); however, there can be no assurances that the Company will be successful in borrowing money or raising capital.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies that the Company will continue to meet its obligations and continue its operations for the next twelve months.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Financial Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). The FSP statement amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This statement is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We are evaluating the impact of this FSP on our financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 3: Inventory

Inventories are valued at the lower of cost or market. We take physical counts of inventories quarterly, and review the provision for potential losses from obsolete, excess or slow-moving inventories. The components of inventory, as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Raw materials	$153,711	$154,788
Work in process	25,657	2,750
Finished Goods	2,344,120	3,411,058

	$2,523,488	$3,568,596

Note 4: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Land	$1,000,259	$1,000,259
Equipment	1,312,322	1,276,431
Vehicles	326,091	342,552
Furniture	455,030	445,215
Leasehold improvements	190,640	190,640

	3,284,342	3,255,097
Less: accumulated depreciation	(1,381,623)	(1,230,779)

	$1,902,719	$2,024,318

Note 5: Debt Obligations

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $5,000,000 tangible net worth at all times during the term of the Purchasing Agreement (the “net worth covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 12, 2009, the Purchaser granted a waiver until June 10, 2009, with respect to the net worth covenant. As of March 31, 2009, the balance outstanding was $773,152.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

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

On March 3, 2009, we renewed our $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $629,985 in principal amount. The principal bears interest at 8%, payable monthly. The loan is principally secured by the purchased land. The Company executed the loan agreement in order to purchase land on which the Company currently intends to construct a new corporate headquarters when its current lease expires.

Note 6: Shareholders’ Equity

Sale of common stock

During the first quarter 2009, the Company received proceeds of $16,870 in connection with employees purchasing 19,847 shares, of its common stock under the Company’s Employee Stock Purchase Plan.

Awards of restricted common stock and stock options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $48,528 and $105,000 has been recorded in the three month periods ended March 31, 2009 and 2008, respectively.

Note 7: Derecognition of Liabilities

The Company derecognizes a financial liability when the obligation is discharged, or cancelled, or expires. The Company recorded a gain on derecognition of liabilities for the three month period ended March 31, 2009 of $52,765.

Note 8: Income Taxes

The Company records its income taxes in accordance with SFAS 109. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, all of which was fully reserved; therefore, the net benefit and expense resulted in $0 income taxes. The recognition of these net operating loss carry-forwards depends on the ability of the Company to generate taxable income in the future.

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

Note 9: Contingencies

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

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

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

Note 10: Subsequent Events

On April 13, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-158551) with the Securities and Exchange Commission to register up to $3,000,000 of units, with each unit consisting of ten shares of common stock and ten non-redeemable Class B warrants.

On May 4, 2009, the Company entered into a promissory note in the principal amount of $125,000 with Paulson Investment Company, Inc. (“Paulson”). Interest accrues at an annual rate of 10% through July 31, 2009, and 15% thereafter. The note matures either upon the closing of the public offering, with respect to which Paulson is acting as underwriter, or July 31, 2009, whichever occurs earlier. If any principal amount remains unpaid at the maturity date, the note converts into a demand note with all unpaid principal and accrued interest payable 60 days after demand.

Forward Looking Statements

We make forward-looking statements in this report, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to material known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed financial results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate,” and “estimate,” the negative of these words or other comparable words. These statements are only predictions and expressions of belief. You should not place undue reliance on these forward-looking statements. These forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and contingencies that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, the risks and uncertainties described in “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2008, which is on file with the U.S. Securities and Exchange Commission (File No. 1-32560). Readers are strongly encouraged to consider these factors when evaluating forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements. We undertake no obligation to revise, or publicly release the results of any revisions to, these forward-looking statements.

As used herein, references to “ICOP,” “we,” “us” or “the Company” mean ICOP Digital, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2009 and 2008

Results of Operations

Sales

We began shipping our ICOP Model 20/20 units in June 2005. Sales for the three months ended March 31, 2009 and 2008 were $2,248,533 and $2,815,323, respectively, a decrease of $566,790 (20.1%) due to a reduction in units sold. The reduction in units sold is mainly due to the economic downturn and the negative impact from the announcement of default on our line of credit.

Cost of Sales

Cost of sales for the three months ended March 31, 2009 and 2008 were $1,162,370 and $1,789,414, respectively, a decrease of $627,044 (35.0%). The decline is in relation to the decrease in units shipped. Cost of sales as a percentage of sales was 51.7% for first quarter of 2009 compared to 63.6% for the first quarter of 2008. The decrease in cost of sales as a percentage of sales was due to the cost of goods sold being higher in the previous year as a result of the ICOP EXTREME microphone exchange program.

Gross Margin

Gross margin as a percentage of sales was 48.3% for the three months ended March 31, 2009 compared to 36.4% for the three months ended March 31, 2008. The increase in gross margin as percentage of sales for 2009 is the result of the lower margin on servers along with cost of goods sold being higher in the previous year as a result of the ICOP EXTREME microphone exchange program.

Operating Expenses

Operating expenses were $2,041,383 and $2,316,593 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $275,210 (11.9%). The decrease is mainly due to lower compensation expense that resulted from the decrease in employee headcount, primarily in the sales department.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $1,824,404 and $2,070,238, respectively, a decrease of $245,834 (11.9%). The decrease is mainly due to lower compensation expense that resulted from the decrease in employee headcount, primarily in the sales department.

Research and Development

Research and development expenses for the three months ended March 31, 2009 and 2008 were $216,979 and $246,355, respectively, a decrease of $29,376 (11.9%). The decrease is the result of a decreased use of external consultants during 2009 compared to 2008 and the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $48,528 and $105,000, respectively, a decrease of $56,472 (53.7%). The decrease is due to the expense recorded for options granted in the first quarter of 2009.

Other Income (Expenses)

Interest Income

Interest income was $0 and $17,188 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $17,188 (100%). The decline is mainly due to the decrease in invested cash resulting from the use of cash in operations.

Interest Expense

Interest expense was $37,035 and $10,397 for the three months ended March 31, 2008 and 2007, respectively, an increase of $26,638 (256.2%). The increase is due to the draws on the purchasing agreement at the end of the first quarter 2009.

Liquidity and Capital Resources

Working Capital

On March 31, 2009, the Company had $551,112 in cash, $1,141,642 in accounts receivable, $2,523,488 in inventory and $2,867,227 in current liabilities, for a net working capital of $2,362,265.

Operating Cash Flows

Net cash provided in operating activities for the three months ended March 31, 2009 was $463,846 compared to net cash used in operating activities of $1,842,733 for the three months ended March 31, 2008. The decrease in net cash used from operations is mainly due to the decreases in inventory and accounts receivable in 2009 along with a lower net loss in the 2009 three month period compared to the 2008 three month period.

Investing Activity Cash Flows

Net cash used in investing activities for the three months ended March 31, 2009 was $2,759, primarily to equipment for sales and engineering activities, compared to $314,466 for the three months ended March 31, 2008. During the first three months of 2008, the Company entered into a note payable with a bank for $780,000 to purchase land intended for future corporate location when the Company’s current leases expire.

Financing Activity Cash Flows

Net cash used by financing activities was $10,493 for the three months ended March 31, 2009, primarily proceeds and collections from the purchasing agreement, compared to net cash provided by financing activities of $676,408 for the three months ended March 31, 2008, substantially the proceeds from the line of credit.

Other Sources of Capital

Purchasing agreement — On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $5,000,000 tangible net worth at all times during the term of the Purchasing Agreement (the “net worth covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 12, 2009, the Purchaser granted a waiver until June 10, 2009, with respect to the net worth covenant. As of March 31, 2009, the balance outstanding was $773,152.

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

Proceeds from issuance of shares and other capital contributions — The 2005 Employee Stock Purchase Plan (the 2005 ESPP) enables employees to purchase common stock from the Company at a 15% discount. For the three-month period ended March 31, 2009, 19,847 shares were sold resulting in proceeds to us of $16,870.

Our Capital Requirements

We have incurred significant operating losses and negative cash flow from operations since inception. We intend to utilize our new financing arrangement to supplement operating cash and fund operations in the near future. However, our ability to obtain sufficient advances under our new financing arrangement to meet our operating capital requirements for the foreseeable future may be dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. We will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two, or raise additional capital or additional debt financing in order to sustain future operations. On April 13, 2009, we filed a Registration Statement on Form S-1 (Registration No. 333-158551) to register up to $3,000,000 of units, with each unit consisting of ten shares of common stock and ten non-redeemable Class B warrants. Assuming an offering price of $5.50 per unit and the sale of 550,000 units, we estimate net proceeds of $2,442,500. However, the outlook for selling common stock to the public is uncertain in light of current market conditions and our financial condition.

On September 25, 2008, we received a deficiency letter from the NASDAQ Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum closing bid as required for continued listing. In accordance with NASDAQ Marketplace Rules, we were provided a compliance period of 180 calendar days, or until March 24, 2009, to regain compliance with this requirement. On March 24, 2009, NASDAQ notified us that it was extending the suspension of the minimum bid price requirement even further until July 20, 2009; accordingly, we have until December 27, 2009 to regain compliance with the requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days during the suspension period or resuming after the suspension period. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we will be granted an additional 180-day compliance period if we comply with all NASDAQ Capital Market initial inclusion requirements except the bid price requirement. If we do not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, NASDAQ will provide written notice that our securities will be delisted from the NASDAQ Capital Market. At such time, we are entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period. There can be no assurance we will achieve profitable operations or generate sufficient cash from operations or from debt or equity financing to support our operations in the future.

We have no commitments for material capital expenditures.

Employees

We had 48 full-time employees at March 31, 2009, a 9% decrease from December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Note 9 to the condensed financial statements in Part I is incorporated by reference to this Item 1.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	The following exhibits are furnished as part of this report:

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

Exhibit 3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

Exhibit 3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

Exhibit 3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

Exhibit 3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

Exhibit 3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).

Exhibit 3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

Exhibit 10.1	Changes in Terms Agreement with Bank of Blue Valley dated as of March 3, 2009 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed March 20, 2009).

Exhibit 10.2	Promissory Note dated May 4, 2009 to Paulson Investment Company, Inc. *

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: May 15, 2009	By:	/s/ David C. Owen
David C. Owen,
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Mickie R. Koslofsky
Mickie R. Koslofsky
Chief Financial Officer

Exhibit Table

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

Exhibit 3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

Exhibit 3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

Exhibit 3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

Exhibit 3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

Exhibit 3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed August 16, 2001).

Exhibit 3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

Exhibit 10.1	Changes in Terms Agreement with Bank of Blue Valley dated as of March 3, 2009 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed March 20, 2009).

Exhibit 10.2	Promissory Note dated May 4, 2009 to Paulson Investment Company, Inc. *

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith