Form 10-Q
period 2009-06-30
ICOP DIGITAL, INC
filed 2009-08-07
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 16,276,232 shares of its common stock issued and outstanding as of July 31, 2009, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

JUNE 30, 2009

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ICOP DIGITAL, INC.

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,124,875	$99,192
Accounts receivable, net of allowances of $52,103 and $121,173 at June 30, 2009 and December 31, 2008, respectively	858,518	1,775,741
Inventory, at lower of cost or market	2,244,220	3,568,596
Prepaid expenses	125,204	209,545
Other current assets	1,975,970	549,867

Total current assets	6,328,787	6,202,941

Property and equipment, net of accumulated depreciation $1,494,147 and $1,230,779 at June 30, 2009 and December 31, 2008 , respectively	1,761,442	2,024,318

Other assets:
Deferred patent costs	87,621	87,621
Investment, at cost	25,000	25,000
Security deposit	18,258	18,258

Total other assets	130,879	130,879

Total assets	$8,221,108	$8,358,138

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$443,901	$643,124
Accrued liabilities	551,380	596,854
Notes payable	629,985	780,000
Due to factor	188,626	602,009
Unearned revenue	206,665	178,147

Total current liabilities	2,020,557	2,800,134

Other liabilities:
Unearned revenue	305,382	288,836

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized, 16,276,232 and 7,286,385 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	33,293,946	30,338,572
Accumulated other comprehensive income	3,444	272
Retained deficit	(27,402,221)	(25,069,676)

Total shareholders’ equity	5,895,169	5,269,168

Total liabilities and shareholders’ equity	$8,221,108	$8,358,138

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales, net of returns and allowances	$1,601,463	$2,830,625	$3,849,996	$5,645,948
Cost of sales	748,623	1,719,385	1,910,993	3,508,799

Gross profit	852,840	1,111,240	1,939,003	2,137,149
Operating expenses:
Selling, general and administrative	2,002,398	2,281,508	3,826,803	4,351,746
Research and development	183,918	265,678	400,898	512,033

Total operating expenses	2,186,316	2,547,186	4,227,701	4,863,779

Operating loss	(1,333,476)	(1,435,946)	(2,288,698)	(2,726,630)
Other income (expense):
Gain on derecognition of liabilities	—	—	52,765	—
Loss on disposal of property and equipment	(2,477)	—	(6,646)	(5,283)
Interest income	31	7,711	36	24,899
Loss on extended warranties	(1,345)	—	(1,345)	—
Interest expense	(60,318)	(16,673)	(97,354)	(27,070)
Other income	8,046	—	8,697	—

Loss before income taxes	(1,389,539)	(1,444,908)	(2,332,545)	(2,734,084)
Income tax provision	—	—	—	—

Net Loss	$(1,389,539)	$(1,444,908)	$(2,332,545)	$(2,734,084)

Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.28)	$(0.37)

Basic and diluted weighted average common shares outstanding	9,654,899	7,462,937	8,470,568	7,461,587

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Loss	Deficit
Balance at December 31, 2008	—	$—	7,286,385	$30,338,572	$272	$(25,069,676)	$5,269,168
Stock issued under employee stock purchase plan	—	—	19,847	19,847			19,847
Stock options issued in exchange for services	—	—		247,838			247,838
Public Offering			8,970,000	2,687,689			2,687,689
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—			3,172		3,172
Net loss	—	—				(2,332,545)	(2,332,545)

Total comprehensive loss							(2,329,373)

Balance at June 30, 2009	—	$—	16,276,232	$33,293,946	$3,444	$(27,402,221)	$5,895,169

See accompanying notes to condensed financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,332,545)	$(2,734,084)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	282,979	293,431
Stock-based compensation expense	247,838	205,000
Gain on derecognition of liabilities	(52,765)	—
Loss on disposal of property and equipment	6,646	5,283
Changes in operating assets/liabilities:
Accounts Receivable	917,223	1,480,119
Inventory	1,289,512	(418,175)
Prepaids and other	(1,341,762)	(7,629)
Accounts payable	(199,223)	(230,121)
Accrued liabilities	136,735	104,360

Net cash provided (used) in operating activities	(1,045,362)	(1,301,816)

Cash flows from investing activities:
Purchases of property and equipment	(14,923)	(388,605)
Proceed from the sale of property and equipment	23,038	—

Net cash provided (used) in investing activities	8,115	(388,605)

Cash flows from financing activities:
Proceeds from factoring and line of credit	3,441,177	650,000
Payments on factoring and line of credit	(4,085,978)	(300,000)
Proceeds from the issuance of common stock	2,704,559	26,408

Net cash provided in financing activities	2,059,758	376,408

Effect of currency exchange rate changes on cash	3,172	(5,379)

Net change in cash	1,025,683	(1,319,392)
Cash, beginning of period	99,192	3,166,213

Cash, end of period	$1,124,875	$1,846,821

Supplemental disclosure of cash flow information:
Interest paid	$97,354	$25,593

Non-cash investing and financing transactions Issuance of notes payable to purchase land	$—	$780,000

Transfer of inventory for internal use	$34,864	$52,572

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The following condensed balance sheet at December 31, 2008 has been derived from audited financial statements and the accompanying unaudited financial statements at June 30, 2009 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three- and six- month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain amounts in prior year have been reclassified to conform to current year’s presentation. In the second quarter of 2009, the Company reclassied the portion of unearned revenues that are not expected to be earned over the next twelve months as a long term liability. The reclassification resulted in a decrease in Current liabilities and an increase in Other liabilities of $305,382 for the period ended June 30, 2009 and $288,836 for the year ended December 31, 2008.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

ICOP Digital, Inc. (the Company) was incorporated in April 1998 in Colorado as Bail Corporation. The Company changed its name to Vista Exploration Corporation in August 2001, and to its current name, ICOP Digital, Inc., in November 2004. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the law enforcement, security and defense industries. The Company’s offices are located in Lenexa, Kansas.

Going Concern

The Company has incurred significant operating losses since inception and has limited financial resources to support its operations. Net cash used in operating activities during the year ended December 31, 2008 was $3,324,663 and for the six months ended June 30, 2009, $1,045,362. Absent additional working capital or increased revenues this would indicate the Company’s inability to continue as a going concern for a period longer than the current fiscal year. The Company’s ability to continue as a going concern is dependent upon the success of its future plans to sell its products internationally and domestically through its distribution networks and the anticipated positive impact of the economic stimulus plan within the US market. The Company plans to maintain its Purchasing Agreement with the factor, which allows the Company to borrow up to $5,000,000 for working capital purposes. The balance outstanding under the Purchasing Agreement as of June 30, 2009 was $188,626. Successful execution of these plans would mitigate conditions that are indicative of the Company’s inability to continue as a going concern for a period longer than the current fiscal year.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies that the Company will continue to meet its obligations and continue its operations for the next twelve months.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new disclosure requirements in our June 30, 2009 condensed financial statements. The adoption of this provision did not have a material effect on our financial statements or related disclosures.

Note 3: Inventory

Inventories are valued at the lower of cost or market. We take physical counts of inventories quarterly, and review the provision for potential losses from obsolete, excess or slow-moving inventories. The components of inventory, as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$148,690	$154,788
Work in process	32,000	2,750
Finished Goods	2,063,530	3,411,058

	$2,244,220	$3,568,596

Note 4: Other Current Assets

The components of Other Current Assets, as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Deposits on Inventory Purchases	$1,422,316	$—
Non-Saleable Inventory	544,632	549,867
Other	9,022	0

	$1,975,970	$549,867

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 5: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Land	$1,000,259	$1,000,259
Equipment	1,315,267	1,276,431
Vehicles	294,394	342,552
Furniture	455,029	445,215
Leasehold improvements	190,640	190,640

	3,255,589	3,255,097
Less: accumulated depreciation	(1,494,147)	(1,230,779)

	$1,761,442	$2,024,318

Note 6: Debt Obligations

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $5,000,000 tangible net worth at all times during the term of the Purchasing Agreement (the “net worth covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 12, 2009, the Purchaser granted a waiver until June 10, 2009 with respect to the net worth covenant. The Company complied with the net worth covenant on or before June 10, 2009 and remained in compliance as of June 30, 2009. The balance outstanding under the Purchasing Agreement as of June 30, 2009 was $188,626.

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

On March 3, 2009, we renewed our $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $629,985 in principal amount. The principal bears interest at 8%, payable monthly. The Company executed the loan agreement in order to purchase land on which the Company currently intends to construct a new corporate headquarters before its current lease expires on June 30, 2010. The loan is principally secured by the purchased land.

On May 4, 2009, the Company entered into a promissory note in the principal amount of $125,000 with Paulson Investment Company, Inc. (“Paulson”). Interest accrues at an annual rate of 10% through July 31, 2009, and 15% thereafter. The note matures either upon the closing of the public offering, with respect to which Paulson is acting as underwriter, or July 31, 2009, whichever occurs earlier. If any principal amount remains unpaid at the maturity date, the note converts into a demand note with all unpaid principal and accrued interest payable 60 days after demand. The Company paid the principal and accrued interest on June 5, 2009.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 7: Unearned Revenue

Deferred Warranty Revenue

The Company provides extended warranties to protect against defects in equipment for periods ranging from one to four years. The revenues related to extended warranties are recognized over the life of the extended warranty, which begins upon the expiration of the manufacturer’s warranty, while the product warranty costs are expensed as incurred. The Company records estimated warranty costs that may be incurred above those associated with the deferred warranty revenues as an unfulfilled warranty liability. A summary of changes in deferred warranty revenue, which is included in both current liabilities and other liabilities, is as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Unearned revenue, beginning balance	$466,983	$359,937
Revenue deferred for new extended warranties sold	139,588	282,403
Revenue recognized	(95,869)	(175,357)
Unfulfilled warranty liability	1,345	—

Unearned revenue at the end of period	$512,047	$466,983

Current portion	$206,665	$178,147
Non-current portion	305,382	288,836

Unearned revenue at the end of period	$512,047	$466,983

Note 8: Shareholders’ Equity

Public Offering

On June 5, 2009, the Company completed its public offering of $3,000,000 of units, with each unit consisting of twelve shares of common stock and twelve non-redeemable Class B warrants. The public offering price of each unit was $4.60, and the Company generated net proceeds of approximately $2,300,000. The Company used the net proceeds of the offering to pay off the bridge and demand notes, and believes the remaining proceeds will provide additional capital for inventory, marketing and sales, research and development and general operations. On June 16, 2009, we also completed the closing of 97,500 Units pursuant to the underwriters’ over-allotment option which generated proceeds of approximately $400,000.

Sale of Common Stock

During the first quarter 2009, the Company received proceeds of $16,870 in connection with employees purchasing 19,847 shares, of its common stock under the Company’s Employee Stock Purchase Plan.

Awards of Restricted Common Stock and Stock Options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. On June 16, 2009, the Company re-priced the stock options previously issued to employees, officers and independent directors. The exercise price of the options was reduced to $0.45, and there was no change in the number of shares subject to each option, nor any change in the vesting or other terms. As a result, the Company incurred approximately $78,000 in additional noncash compensation expense in June 2009. Stock-based compensation expense related to these awards of $247,838 and $205,000 has been recorded in the six month periods ended June 30, 2009 and 2008, respectively.

Note 9: Derecognition of Liabilities

The Company derecognizes a financial liability when the obligation is discharged, or cancelled, or expires. The Company recorded a gain on derecognition of liabilities for the six month period ended June 30, 2009 of $52,765.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 10: Income Taxes

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

Note 11: Contingencies

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

In the nearly twelve months since the ITC investigation commenced, Mobile-Vision has failed to produce any evidence in support of its infringement allegations. Mobile-Vision failed to provide any expert opinion regarding infringement and failed to rebut ICOP’s expert, raising serious invalidity questions with respect to its patent. Further, Mobile-Vision refused to produce any witnesses to testify on its behalf. When faced with the prospect of a ruling of non-infringement and likely invalidity, Mobile-Vision moved to withdraw its complaint at the ITC. On January 29, 2009, Mobile-Vision moved to withdraw its complaint filed with the ITC, and the ITC administrative law judge granted the motion.

Mobile-Vision has stated that it intends to continue its lawsuit in the New Jersey District Court, where it faces counterclaims by ICOP of non-infringement, invalidity of its patent, unfair competition, patent misuse and antitrust violations. The Company intends to vigorously defend itself against Mobile-Vision’s claims in this case.

Note 12: Subsequent Events

Entry into a Material Definitive Agreement

On July 15, 2009, ICOP Digital, Inc. (NASDAQ: ICOP) and JPS Communications Inc., a wholly-owned subsidiary of Raytheon Company (NYSE: RTN) entered into a five year agreement enabling Raytheon to co-brand and market ICOP mobile video solutions to all of their existing markets, including; public safety, fire/EMS, transportation and military customers worldwide. The agreement grants Raytheon the right to resell ICOP products, including but not limited to, the ICOP Model 20/20®-W, ICOP 20/20 VISION™, ICOP Model 4000™, ICOP LIVE™ and ICOP iVAULT™.

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

For the Three Months Ended June 30, 2009 and 2008

Results of Operations

Sales

Sales for the three months ended June 30, 2009 and 2008 were $1,601,463 and $2,830,625, respectively, a decrease of $1,229,162 (43.4%) due to a reduction in units sold. The reduction in units sold is mainly due to the economic downturn.

Cost of Sales

Cost of sales for the three months ended June 30, 2009 and 2008 were $748,623 and $1,719,385, respectively, a decrease of $970,762 (56.5%). The decline is in relation to the decrease in units shipped. Cost of sales as a percentage of sales was 46.7% for second quarter of 2009 compared to 60.7% for the second quarter of 2008. The decrease in cost of sales as a percentage of sales was due to higher cost of goods sold in the previous year as a result of the ICOP EXTREME microphone exchange program offered to certain qualifying customers.

Gross Margin

Gross margin was 53.3% for the three months ended June 30, 2009 compared to 39.3% for the three months ended June 30, 2008. The increase in gross margin for 2009 is primarily due to higher cost of goods sold in the previous year as a result of the ICOP EXTREME microphone exchange program offered to certain qualifying customers along with higher server sales having a lower gross margin.

Operating Expenses

Operating expenses were $2,186,316 and $2,547,186 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $360,870 (14.2%). The decrease is mainly due to lower compensation and benefit expense along with the decline in research and development projects and travel costs attributed to lower sales.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $2,002,398 and $2,281,508, respectively, a decrease of $279,110 (12.2%). The decrease is mainly due to lower compensation and benefits expense resulting from a decrease in employee headcount and increased cost savings measures implemented. The decline is also attributed to lower travel and entertainment costs as a result of lower sales.

Research and Development

Research and development expenses for the three months ended June 30, 2009 and 2008 were $183,918 and $265,678, respectively, a decrease of $81,760 (30.8%). The decrease is the result of a decreased use of external consultants during 2009 compared to 2008 and the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended June 30, 2009 and 2008 was $199,310 and $100,000 respectively, an increase of $99,310 (99.3%). The increase is primarily due to the recognition of approximately $78,000 additional expense attributed to option re-pricing recorded in the second quarter of 2009.

Other Income (Expenses)

Interest Income

Interest income was $31 and $7,711 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $7,680 (99.6%). The decline is mainly due to the decrease in invested cash resulting from the use of cash in operations.

Interest Expense

Interest expense was $60,318 and $16,673 for the three months ended June 30, 2009 and 2008, respectively, an increase of $43,645 (261.8%). The increase is due to the interest and factoring fees for advances on the purchasing agreement in the second quarter of 2009.

For the Six Months Ended June 30, 2009 and 2008

Results of Operations

Sales

Sales for the six months ended June 30, 2009 and 2008 were $3,849,996 and $5,645,948, respectively, a decrease of $1,795,952 (31.8%) due to a reduction in units sold. We won approximately 50% of all competitive Requests for Proposals (RFPs) that we responded to during the first six months of 2009. In addition, 64% of all purchase orders were from existing customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2009 and 2008 were $1,910,993 and $3,508,799, respectively, a decrease of $1,597,806 (45.5%). The decline is in relation to the decrease in units shipped. Cost of sales as a percentage of sales was 49.6% for first six months of 2009 compared to 62.1% for the first six months of 2008. The increase of cost of sales as a percentage of sales in 2008 was due to the ICOP EXTREME microphone exchange program that sold the wireless microphones at a discount to certain qualifying customers.

Gross Margin

Gross margin as a percentage of sales was 50.4% for the six months ended June 30, 2009 compared to 37.9% for the six months ended June 30, 2008. The increase in gross margin for 2009 is primarily due to higher cost of goods sold in the previous year as a result of the ICOP EXTREME microphone exchange program offered to certain qualifying customers along with higher server sales having a lower gross margin.

Operating Expenses

Operating expenses were $4,227,701 and $4,863,779 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $636,078 (13.1%). The decrease is mainly due to lower compensation and benefit expense along with the decline in research and development projects and travel costs attributed to lower sales.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $3,826,803 and $4,351,746, respectively, a decrease of $524,943 (12.1%). The decrease is mainly due to lower compensation and benefits expense resulting from a 20% decrease in employee headcount and increased cost savings measures implemented. The decline is also attributed to lower travel and entertainment costs as a result of lower sales.

Research and Development

Research and development expenses for the six months ended June 30, 2009 and 2008 were $400,898 and $512,033, respectively, a decrease of $111,135 (21.7%). The decrease is the result of a decreased use of external consultants during 2009 compared to 2008 and due to the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $247,838 and $205,000, respectively, an increase of $42,838 (20.9%). The increase is primarily due to the recognition of approximately $78,000 additional expense attributed to option re-pricing recorded in the second quarter of 2009.

Other Income (Expenses)

Interest Income

Interest income was $36 and $24,899 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $24,863 (99.9%). The decrease is mainly due to the decrease in cash and decrease in interest rates.

Interest Expense

Interest expense was $97,354 and $27,070 for the six months ended June 30, 2009 and 2008, respectively, an increase of $70,284 (259.6%). The increase is due to the interest and factoring fees for advances on the purchasing agreement in 2009.

Liquidity and Capital Resources

Working Capital

On June 30, 2009, the Company had $1,124,875 in cash, $858,518 in accounts receivable, $2,244,220 in inventory and $2,020,557 in current liabilities, for a net working capital of $4,308,230. The Company reclassified the long-term portion of the deferred warranty revenue in the current quarter since it has become more important. The reclassification resulted in a decrease in current liabilities of $305,382 for the period ended June 30, 2009.

Operating Cash Flows

Net cash used in operating activities for the six months ended June 30, 2009 was $1,045,362 compared to $1,301,816 for the six months ended June 30, 2008. The decrease in net cash used from operations is mainly due to the decreases in inventory and accounts receivable in 2009 along with a lower net loss in the 2009 six month period compared to the 2008 six month period.

Investing Activity Cash Flows

Net cash provided in investing activities for the six months ended June 30, 2009 was $8,115, primarily to sale of equipment, compared to net cash used of $388,605 for the six months ended June 30, 2008. In March 2008, the Company entered into a note payable with a bank for $780,000 to purchase land intended for future corporate location before its current lease expires on June 30, 2010.

Financing Activity Cash Flows

Net cash provided by financing activities was $2,059,758 for the six months ended June 30, 2009, primarily from the closing of our public offering along with proceeds and collections from the purchasing agreement, compared to $376,408 for the six months ended June 30, 2008, substantially the proceeds from the line of credit.

Other Sources of Capital

Purchasing Agreement — On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $5,000,000 tangible net worth at all times during the term of the Purchasing Agreement (the “net worth covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 12, 2009, the Purchaser granted a waiver until June 10, 2009 with respect to the net worth covenant. The Company complied with the net worth covenant on or before June 10, 2009 and remained in compliance as of June 30, 2009. The balance outstanding under the Purchasing Agreement as of June 30, 2009 was $188,626.

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

On June 5, 2009, the Company completed its public offering of $3,000,000 of units, with each unit consisting of twelve shares of common stock and twelve non-redeemable Class B warrants. The public offering price of each unit was $4.60, and the Company generated net proceeds of approximately $2,300,000. The Company used the net proceeds of the offering to pay off the bridge and demand notes and believes the remaining proceeds will provide additional capital for inventory, marketing and sales, research and development and general operations. On June 16, 2009, we also completed the closing of 97,500 Units pursuant to the underwriters’ over-allotment option which generated proceeds of approximately $400,000.

The Company’s 2005 Employee Stock Purchase Plan (the 2005 ESPP) enables employees to purchase common stock from the Company at a 15% discount. For the six-month period ended June 30, 2009, 19,847 shares were sold resulting in proceeds to us of $16,870.

Our Capital Requirements

We have incurred significant operating losses and negative cash flow from operations since inception. We intend to utilize our new financing arrangement to supplement operating cash and fund operations in the near future. However, our ability to obtain sufficient advances under our new financing arrangement to meet our operating capital requirements for the foreseeable future may be dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. We will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two, or raise additional capital or additional debt financing in order to sustain future operations. In June 2009, we completed a public offering of our equity securities and were able to generate approximately $2,700,000 in net proceeds (including pursuant to the underwriters’ over-allotment option). However, there can be no assurances that we will again be able to sell our equity securities to the public in light of current market conditions and our financial condition.

On September 25, 2008, we received a deficiency letter from the Nasdaq Stock Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum closing bid as required for continued listing. In accordance with Nasdaq Marketplace Rules, we were provided a compliance period of 180 calendar days, or until March 24, 2009, to regain compliance with this requirement. On July 13, 2009, Nasdaq notified us that it was extending the suspension of the minimum bid price requirement even further until July 31, 2009; accordingly, we have until January 11, 2010 to regain compliance with the requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our common stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days during the suspension period or resuming after the suspension period. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we will be granted an additional 180-day compliance period if we comply with all Nasdaq Capital Market initial inclusion requirements except the bid price requirement. If we do not regain compliance with the minimum closing bid price requirement during this second 180-day compliance period, Nasdaq will provide written notice that our securities will be delisted from the Nasdaq Capital Market.

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

We had 50 full-time employees at June 30, 2009, a 4% decrease from December 31, 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Note 11 to the condensed financial statements in Part I is incorporated by reference to this Item 1.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	The following exhibits are furnished as part of this report:

Exhibit 10.1	ICOP Reseller Agreement between ICOP Digital, Inc. and JPS Communications Inc. dated July 15, 2009 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed July 21, 2009).

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: August 7, 2009	By:	/s/ David C. Owen
David C. Owen,
Chief Executive Officer

Date: August 7, 2009	By:	/s/ Mickie R. Koslofsky
Mickie R. Koslofsky
Chief Financial Officer

Exhibit Table

Exhibit 10.1	ICOP Reseller Agreement between ICOP Digital, Inc. and JPS Communications Inc. dated July 15, 2009 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed July 21, 2009).

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith