Form 10-Q
period 2009-09-30
ICOP DIGITAL, INC
filed 2009-11-12
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The issuer had 19,366,995 shares of its common stock issued and outstanding as of October 31, 2009, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

ICOP DIGITAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ICOP DIGITAL, INC.

Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,000	$99,192
Accounts receivable, net of allowances of $52,103 and $121,173 at September 30, 2009 and December 31, 2008, respectively	1,535,449	1,775,741
Inventory, at lower of cost or market	2,110,768	3,568,596
Prepaid expenses	104,840	209,545
Other current assets	1,742,076	549,867

Total current assets	5,665,133	6,202,941

Property and equipment, net of accumulated depreciation $1,598,208 and $1,230,779 at September 30, 2009 and December 31, 2008, respectively	1,653,536	2,024,318

Other assets:
Deferred patent costs	87,621	87,621
Investment, at cost	25,000	25,000
Security deposit	18,258	18,258

Total other assets	130,879	130,879

Total assets	$7,449,548	$8,358,138

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$312,270	$643,124
Accrued liabilities	421,073	596,854
Notes payable	629,985	780,000
Due to factor	542,190	602,009
Unearned revenue	221,258	178,147

Total current liabilities	2,126,776	2,800,134

Other liabilities:
Unearned revenue	278,003	288,836

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 50,000,000 shares authorized, 17,512,361 and 7,286,385 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	33,843,976	30,338,572
Accumulated other comprehensive income	3,465	272
Retained deficit	(28,802,672)	(25,069,676)

Total shareholders’ equity	5,044,769	5,269,168

Total liabilities and shareholders’ equity	$7,449,548	$8,358,138

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales, net of returns and allowances	$1,945,231	$2,720,296	$5,795,227	$8,366,244
Cost of sales	1,173,137	1,555,186	3,084,130	5,063,985

Gross profit	772,094	1,165,110	2,711,097	3,302,259
Operating expenses:
Selling, general and administrative	1,950,190	2,482,823	5,776,993	6,834,569
Research and development	196,641	326,045	597,539	838,078

Total operating expenses	2,146,831	2,808,868	6,374,532	7,672,647

Operating loss	(1,374,737)	(1,643,758)	(3,663,435)	(4,370,388)
Other income (expense):
Gain on derecognition of liabilities	—	—	52,765	—
Loss on disposal of property and equipment	4,537	(6,793)	(2,109)	(12,076)
Interest income	25	3,097	61	27,996
Loss on extended warranties	(599)	—	(1,944)	—
Interest expense	(43,555)	(28,725)	(140,908)	(55,795)
Other income	13,878	—	22,574	—

Loss before income taxes	(1,400,451)	(1,676,179)	(3,732,996)	(4,410,263)
Income tax provision	—	—	—	—

Net Loss	$(1,400,451)	$(1,676,179)	$(3,732,996)	$(4,410,263)

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.33)	$(0.59)

Basic and diluted weighted average common shares outstanding	16,414,298	7,478,569	11,146,565	7,467,195

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	—	$—	7,286,385	$30,338,572	$272	$(25,069,676)	$5,269,168
Stock issued under employee stock purchase plan	—	—	52,976	36,412			36,412
Stock options issued in exchange for services	—	—		341,044			341,044
Public Offering			10,173,000	3,127,948			3,127,948
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—			3,193		3,193
Net loss	—	—				(3,732,996)	(3,732,996)

Total comprehensive loss							(3,729,803)

Balance at September 30, 2009	—	$—	17,512,361	$33,843,976	$3,465	$(28,802,672)	$5,044,769

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,732,996)	$(4,410,263)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	410,305	415,984
Stock-based compensation expense	341,044	501,000
Gain on derecognition of liabilities	(52,765)	—
Loss on disposal of property and equipment	4,380	12,076
Changes in operating assets/liabilities:
Accounts Receivable	240,292	1,525,938
Inventory	1,422,964	(550,273)
Prepaids and other	(1,087,504)	(46,014)
Accounts payable	(330,854)	(293,257)
Accrued liabilities	(113,985)	315,813

Net cash provided (used) in operating activities	(2,899,119)	(2,528,996)

Cash flows from investing activities:
Purchases of property and equipment	(43,234)	(424,398)
Proceed from the sale of property and equipment	34,195	—

Net cash provided (used) in investing activities	(9,039)	(424,398)

Cash flows from financing activities:
Proceeds from factoring and line of credit	5,191,306	2,075,000
Payments on factoring and line of credit	(5,372,597)	(659,341)
Proceeds from the issuance of common stock	3,974,875	51,732
Payment of offering costs	(815,811)

Net cash provided in financing activities	2,977,773	1,467,391

Effect of currency exchange rate changes on cash	3,193	(7,647)

Net change in cash	72,808	(1,493,650)
Cash, beginning of period	99,192	3,166,213

Cash, end of period	$172,000	$1,672,563

Supplemental disclosure of cash flow information:
Interest paid	$140,908	$44,793

Non-cash investing and financing transactions
Issuance of notes payable to purchase land	$—	$780,000

Transfer of inventory for internal use	$34,864	$53,164

See accompanying notes to condensed financial statements.

Note 1: Basis of Presentation

The following condensed balance sheet at December 31, 2008 has been derived from audited financial statements and the accompanying unaudited financial statements at September 30, 2009 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three- and nine- month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Certain amounts in prior year have been reclassified to conform to current year’s presentation. In the second quarter of 2009, the Company reclassified the portion of unearned revenues that are not expected to be earned over the next twelve months as a long term liability. The reclassification resulted in a decrease in current liabilities and an increase in other liabilities of $278,003 for the period ended September 30, 2009 and $288,836 for the year ended December 31, 2008.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

ICOP Digital, Inc. (the “Company”) was incorporated in April 1998 in Colorado as Bail Corporation. The Company changed its name to Vista Exploration Corporation in August 2001, and to its current name, ICOP Digital, Inc. in November 2004. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the law enforcement, security and defense industries. The Company’s offices are located in Lenexa, Kansas.

Going Concern

The Company has incurred significant operating losses since inception and has limited financial resources to support its operations. Net cash used in operating activities during the nine months ended September 30, 2009 and for the year ended December 31, 2008 was $2,899,119 and $3,324,663, respectively. Absent additional working capital or increased revenues, this would indicate the Company’s inability to continue as a going concern for a period longer than the current fiscal year. The Company’s ability to continue as a going concern is dependent upon the success of its future plans to sell its products internationally and domestically through its distribution networks and the anticipated positive impact of the economic stimulus plan within the US market. The Company plans to maintain its Purchasing Agreement, which allows the Company to borrow up to $5,000,000 for working capital purposes. The balance outstanding under the Purchasing Agreement as of September 30, 2009 was $542,190. Successful execution of these plans would mitigate conditions that are indicative of the Company’s inability to continue as a going concern for a period longer than the current fiscal year.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies that the Company will continue to meet its obligations and continue its operations for the next twelve months.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-01 (formerly SFAS No. 168), “Topic 105 – Generally Accepted Accounting Principles – The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. The Codification is the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change current U.S. GAAP, but is intended to help the user understand how and why U.S. GAAP is changing and when the changes will be effective. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We adopted the new disclosure requirements in our June 30, 2009 condensed financial statements. The adoption of this provision did not have a material effect on our financial statements or related disclosures.

Note 3: Inventory

Inventories are valued at the lower of cost or market. We take physical counts of inventories quarterly, and review the provision for potential losses from obsolete, excess or slow-moving inventories. The components of inventory, as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Raw materials	$139,476	$154,788
Work in process	62,804	2,750
Finished Goods	1,908,488	3,411,058

	$2,110,768	$3,568,596

Note 4: Other Current Assets

The components of other current assets, as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Deposits on Inventory Purchases	$1,204,747	$—
Non-Saleable Inventory	534,035	549,867
Other	3,294	—

	$1,742,076	$549,867

Note 5: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Land	$1,000,259	$1,000,259
Equipment	1,328,175	1,276,431
Vehicles	277,639	342,552
Furniture	286,463	445,215
Leasehold improvements	359,208	190,640

	3,251,744	3,255,097
Less: accumulated depreciation	(1,598,208)	(1,230,779)

	$1,653,536	$2,024,318

Note 6: Debt Obligations

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $5,000,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 12, 2009, the Purchaser granted a waiver until June 10, 2009 with respect to the Net Worth Covenant. The Company complied with the Net Worth Covenant on or before June 10, 2009 and was in compliance as of September 30, 2009. The balance outstanding under the Purchasing Agreement as of September 30, 2009 was $542,190.

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

	September 30, 2009	December 31, 2008
	(unaudited)
Unearned revenue, beginning balance	$466,983	$359,937
Revenue deferred for new extended warranties sold	177,058	282,403
Revenue recognized	(145,318)	(175,357)
Unfulfilled warranty liability	538	—

Unearned revenue at the end of period	$499,261	$466,983

Current portion	$221,258	$178,147
Non-current portion	278,003	288,836

Unearned revenue at the end of period	$499,261	$466,983

Note 8: Shareholders’ Equity

Public Offering

On June 5, 2009, the Company completed a public offering of units, generating gross proceeds of approximately $3,000,000. Each unit consisted of twelve shares of common stock and twelve non-redeemable Class B warrants. The public offering price of each unit was $4.60, and the Company received net proceeds of approximately $2,300,000. The Company used some of the net proceeds of the offering to pay off the bridge and demand notes, and believes the remaining proceeds will provide additional capital for inventory purchases and general corporate purposes. On June 16, 2009, we also completed the closing of 97,500 Units pursuant to the underwriters’ over-allotment option which generated net proceeds of approximately $400,000.

Sale of Common Stock

During the first and third quarters 2009, the Company received proceeds of $16,870 and $14,245 in connection with employees purchasing 19,847 and 33,129 shares, respectively, of its common stock under the Company’s Employee Stock Purchase Plan.

Awards of Restricted Common Stock and Stock Options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. On June 16, 2009, the Company re-priced the stock options previously issued to employees, officers and independent directors. The exercise price of the options was reduced to $0.45, and there was no change in the number of shares subject to each option, nor any change in the vesting or other terms. As a result, the Company incurred approximately $78,000 in additional noncash compensation expense in June 2009. Stock-based compensation expense related to these awards of $341,044 and $501,000 has been recorded in the nine month periods ended September 30, 2009 and 2008, respectively.

Note 9: Derecognition of Liabilities

The Company derecognizes a financial liability when the obligation is discharged, or cancelled, or expires. The Company recorded a gain on derecognition of liabilities for the nine month period ended September 30, 2009 of $52,765.

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

Note 11: Contingencies

On July 11, 2008, the Company was served with a summons and a complaint in which the Company and TriSquare Communications, Inc., a Missouri corporation (“TriSquare”), were named as defendants (a total of eleven defendants were named in this lawsuit) in a patent infringement action commenced by L-3 Communications Mobile-Vision, Inc., a New Jersey corporation (“L-3”). According to the complaint, which was filed in the United States District Court for the District of New Jersey, and with the United States International Trade Commission (ITC), the wireless microphone and related base station that TriSquare and its affiliates manufacture and import, and the Company incorporates into and sells as components of its ICOP Model 20/20-W product, infringe upon a patent held by L-3 covering a wireless microphone for use with an in-car video system.

In the ITC investigation L-3 failed to provide any expert opinion regarding infringement and did not produce any witnesses to testify on its behalf. On January 29, 2009, Mobile-Vision moved to withdraw its complaint with the ITC, and the ITC administrative law judge granted the motion.

On November 5, 2009 L-3 and the Company agreed to settlement terms in a mediation hearing that will result in the complete dismissal of the New Jersey case. The case will be dismissed with prejudice pending approval of the settlement agreement, which is expected within a few days.

Note 12: Subsequent Events

Second Amendment to Purchasing Agreement

On October 5, 2009, we entered into a second amendment to the purchasing agreement reducing the amount subject to the Net Worth Covenant to $2,500,000, which the Company is obligated to maintain at all times.

Registration Statement Form S-3 Filing

On October 16, 2009, we filed a shelf Registration Statement on Form S-3 (Registration No. 333-162556) with the Securities and Exchange Commission to register shares of common stock, preferred stock, warrants, debt securities and units with an aggregate offering price of up to $25,000,000. Under the shelf registration process, we may sell any combination of the securities in one or more offerings with an aggregate offering price of up to $25,000,000.

Registration Statement Form S-8 Filing

On October 16, 2009, we filed a Registration Statement on Form S-8 (Registration No. 333-162554) with the Securities and Exchange Commission to register an additional 2,500,000 shares of common stock available for issuance under the 2002 Stock Option Plan, as amended (the “Plan”). An increase of 2,500,000 shares available under the Plan was approved by our Board and our shareholders in June 2009 and August 2009, respectively.

L-3 Dismissal

As noted in the previous footnote, on November 5, 2009, L-3 and the Company agreed to settlement terms and the case will be dismissed with prejudice pending approval of the settlement agreement.

Forward Looking Statements

We make forward-looking statements in this report, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to material known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed financial results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate,” and “estimate,” the negative of these words or other comparable words. These statements are only predictions and expressions of belief. You should not place undue reliance on these forward-looking statements. These forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and contingencies that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, the risks and uncertainties described in “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2008, which is on file with the U.S. Securities and Exchange Commission. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements.

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

For the Three Months Ended September 30, 2009 and 2008

Results of Operations

Sales

Sales for the three months ended September 30, 2009 and 2008 were $1,945,231 and $2,720,296, respectively, a decrease of $775,065 (28.5%) due to a reduction in units sold. We believe that the reduction in units sold is mainly due to the economic downturn and the negative effects on the budgets of prospective customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2009 and 2008 were $1,173,137 and $1,555,186, respectively, a decrease of $382,049 (24.6%). The decline is in relation to the decrease in units shipped. Cost of sales as a percentage of sales was 60.3% for third quarter of 2009 compared to 57.2% for the third quarter of 2008. The increase in cost of sales as a percentage of sales was due to our summer special which began July 1, 2009 and ended September 30, 2009, offering promotional items with certain qualified purchases.

Gross Margin

Gross margin was 39.7% for the three months ended September 30, 2009 compared to 42.8% for the three months ended September 30, 2008. The decrease in gross margin for 2009 is primarily due to higher cost of goods sold due to our summer special which offered promotional items that were expensed to cost of goods sold.

Operating Expenses

Operating expenses were $2,146,831 and $2,808,868 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $662,037 (23.6%). The decrease is mainly due to lower compensation and benefit expense and professional services along with the decline in research and development projects and travel costs.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 were $1,950,190 and $2,482,823, respectively, a decrease of $532,633 (21.5%). The decrease is mainly due to lower compensation and benefits expense resulting from a decrease in employee headcount and increased cost savings measures implemented. The decline is also attributed to lower travel and entertainment costs.

Research and Development

Research and development expenses for the three months ended September 30, 2009 and 2008 were $196,641 and $326,045, respectively, a decrease of $129,404 (39.7%). The decrease is the result of a decreased use of external consultants during 2009 compared to 2008 and the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended September 30, 2009 and 2008 was $93,206 and $296,000 respectively, a decrease of $202,794 (68.5%). The decrease is due to fewer options granted in the third quarter of 2009 compared to the third quarter 2008.

Other Income (Expenses)

Interest Income

Interest income was $25 and $3,097 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $3,072 (99.2%). The decline is mainly due to the decrease in invested cash resulting from the use of cash in operations.

Interest Expense

Interest expense was $43,555 and $28,725 for the three months ended September 30, 2009 and 2008, respectively, an increase of $14,830 (51.6%). The increase is due to the interest and factoring fees for advances on the purchasing agreement in the third quarter of 2009.

For the Nine Months Ended September 30, 2009 and 2008

Results of Operations

Sales

Sales for the nine months ended September 30, 2009 and 2008 were $5,795,227 and $8,366,244, respectively, a decrease of $2,571,017 (30.7%) due to a reduction in units sold.

Cost of Sales

Cost of sales for the nine months ended September 30, 2009 and 2008 were $3,084,130 and $5,063,985, respectively, a decrease of $1,979,855 (39.1%). The decline is in relation to the decrease in units shipped. Cost of sales as a percentage of sales was 53.2 % for first nine months of 2009 compared to 60.5% for the first nine months of 2008. The decrease of cost of sales as a percentage of sales in 2008 was due to the ICOP EXTREME microphone exchange program that sold the wireless microphones at a discount to certain qualifying customers offset by the summer special program in the third quarter of 2009.

Gross Margin

Gross margin as a percentage of sales was 46.8% for the nine months ended September 30, 2009 compared to 39.5% for the nine months ended September 30, 2008. The increase in gross margin for 2009 is primarily due to higher cost of goods sold in the previous year as a result of the ICOP EXTREME microphone exchange program offered to certain qualifying customers along with higher server sales having a lower gross margin offset by the summer special program in the third quarter of 2009.

Operating Expenses

Operating expenses were $6,374,532 and $7,672,647 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $1,298,115 (16.9%). The decrease is mainly due to lower compensation and benefit expense along with the decline in research and development projects and travel costs.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $5,776,993 and $6,834,569, respectively, a decrease of $1,057,576 (15.5%). The decrease is mainly due to lower compensation and benefits expense resulting from a decrease in employee headcount year over year and increased cost savings measures implemented. The decline is also attributed to lower travel and entertainment costs.

Research and Development

Research and development expenses for the nine months ended September 30, 2009 and 2008 were $597,539 and $838,078, respectively, a decrease of $240,539 (28.7%). The decrease is the result of a decreased use of external consultants during 2009 compared to 2008 and due to the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was $341,044 and $501,000, respectively, a decrease of $159,956 (31.9%). The decrease is due to fewer options granted in the nine month period for 2009 compared to 2008, offset by the additional expense attributed to the option re-pricing recorded in second quarter of 2009 for approximately $78,000.

Other Income (Expenses)

Interest Income

Interest income was $61 and $27,996 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $27,935 (99.8%). The decrease is mainly due to the decrease in cash and decrease in interest rates.

Interest Expense

Interest expense was $140,908 and $55,795 for the nine months ended September 30, 2009 and 2008, respectively, an increase of $85,113 (152.5%). The increase is due to the interest and factoring fees for advances on the purchasing agreement in 2009.

Liquidity and Capital Resources

Working Capital

On September 30, 2009, the Company had $172,000 in cash, $1,535,449 in accounts receivable, $2,110,768 in inventory, $1,846,916 in prepaid expenses and other current assets and $2,126,776 in current liabilities, for a net working capital of $3,538,357. In the second quarter of 2009, the Company reclassified the portion of unearned revenues that are not expected to be earned over the next twelve months as a long term liability. The reclassification resulted in a decrease in current liabilities and an increase in other liabilities of $278,003 for the nine month period ended September 30, 2009.

Operating Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2009 was $2,899,119 compared to $2,528,996 for the nine months ended September 30, 2008. The decrease in net cash used from operations is mainly due to the decreases in inventory and accounts receivable in 2009 along with a lower net loss in the 2009 nine month period compared to the 2008 nine month period offset by increased deposits on inventory purchases.

Investing Activity Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2009 was $9,039, primarily for the sale and purchases of equipment, compared to net cash used of $424,398 for the nine months ended September 30, 2008. In March 2008, the Company entered into a note payable with a bank for $780,000 to purchase land intended for future corporate location before its current lease expires on June 30, 2010.

Financing Activity Cash Flows

Net cash provided by financing activities was $2,977,773 for the nine months ended September 30, 2009, primarily from the closing of our public offering, warrant exercises along with proceeds and collections from the purchasing agreement, compared to $1,467,391 for the nine months ended September 30, 2008, substantially the proceeds from the line of credit.

Other Sources of Capital

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $5,000,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 12, 2009, the Purchaser granted a waiver until June 10, 2009 with respect to the Net Worth Covenant. The Company complied with the Net Worth Covenant on or before June 10, 2009 and was in compliance as of September 30, 2009. The balance outstanding under the Purchasing Agreement as of September 30, 2009 was $542,190.

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

On June 5, 2009, the Company completed a public offering of units, generating gross proceeds of approximately $3,000,000. Each unit consisted of twelve shares of common stock and twelve non-redeemable Class B warrants. The public offering price of each unit was $4.60, and the Company received net proceeds of approximately $2,300,000. The Company used some of the net proceeds of the offering to pay off the bridge and demand notes, and believes the remaining proceeds will provide additional capital for inventory purchases and general corporate purposes. On June 16, 2009, we also completed the closing of 97,500 Units pursuant to the underwriters’ over-allotment option which generated proceeds of approximately $400,000. The Company’s 2005 Employee Stock Purchase Plan (the 2005 ESPP) enables employees to purchase common stock from the Company at a 15% discount. For the nine-month period ended September 30, 2009, 52,976 shares were sold resulting in proceeds to us of $31,115.

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

We had 53 full-time employees at September 30, 2009, a 1.9% increase from December 31, 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

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

At an annual meeting of the Company’s shareholders on August 14, 2009, the shareholders elected Bryan Ferguson to serve as a Class B director for a term expiring at the 2010 annual meeting, and Laura E. Owen and Roger L. Mason to serve as Class C directors for terms expiring at the 2012 annual meeting. The shareholders also approved an amendment to the Company’s 2002 Stock Option Plan (the “2002 Plan”) which increased the maximum number of aggregate shares of common stock reserved for issuance under the 2002 Plan to 4,000,000 shares, and which also increased the maximum number of shares reserved for issuance as incentive stock options under the 2002 Plan to 2,000,000. The shareholders also ratified the Audit Committee’s appointment of Cordovano and Honeck LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

Approximately 82.4% of outstanding votable shares were represented in person or by proxy at the meeting. The voting results for each matter were as follows:

Proposal #1: Election of Directors

Director	For	Withheld
Bryan Ferguson	12,507,738	903,907
Laure E. Owen	12,178,061	1,233,584
Roger L. Mason	12,467,359	944,286

Proposal #2: Amendment of 2002 Stock Option Plan

For	Against	Abstain	Non Votes
1,638,131	425,762	7,150	11,340,602

Proposal #3: Ratification of Auditors

For	Against	Abstain	Non Votes
12,939,999	347,445	124,201	0

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) The following exhibits are furnished as part of this report:

Exhibit 10.1	Reseller Agreement with JPS Communications, Inc. dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to Current Reporting Form 8-K filed July 21, 2009). CTR

Exhibit 10.2	Second Amendment to Purchasing Agreement. *

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: November 12, 2009	By:	/s/ DAVID C. OWEN
David C. Owen
Chief Executive Officer

Date: November 12, 2009	By:	/s/ MICKIE R. KOSLOFSKY
Mickie R. Koslofsky
Chief Financial Officer

Exhibit Table

Exhibit 10.1	Reseller Agreement with JPS Communications, Inc. dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to Current Reporting Form 8-K filed July 21, 2009). CTR

Exhibit 10.2	Second Amendment to Purchasing Agreement. *

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.