Form 10-K
period 2009-12-31
ICOP DIGITAL, INC
filed 2010-03-19
CIK 1094572

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,540,651. At March 10, 2010, 27,196,855 shares of the registrant’s common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

ICOP DIGITAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

As used herein, references to “ICOP,” “we,” “us” or “the Company” mean ICOP Digital, Inc.

Item 1.	Business.

Overview

Headquartered in Lenexa, Kansas, ICOP Digital, Inc. is a leading global provider of mobile video solutions for the law enforcement, military, and homeland security markets. The Company’s solutions help both the public and private sectors mitigate risks, reduce losses, and improve security through the live streaming, capture and secure management of high quality video and audio. The Company’s flagship product, the ICOP Model 20/20, was designed for the rugged demands of law enforcement agencies, providing video and audio recording technology, as well as a secure chain of custody and integrity of the recorded information. From ICOP’s first commercial sale in June 2005 to date, the Company has sold the ICOP Model 20/20, and its successor, the ICOP Model 20/20-W, to law enforcement agencies in 49 states (only exception: Hawaii). The Company’s mobile video products are typically installed in the dashboard of the vehicle, affording officers a more compact and safer solution (“zero footprint”) relative to many competitive solutions, as there are no parts in the trunk, under the seat, or hanging overhead (an AM/FM radio is built into the ICOP Model 20/20-W to replace the AM/FM radio in the dashboard). The ICOP Model 20/20-W enables wireless upload of recorded video to a backend server at a secure facility, where video evidence is stored and managed on ICOP software. ICOP has also developed a live streaming solution, which provides real-time situational awareness to first responders, to optimize response in a crisis.

Law enforcement has long recognized the value of gathering intelligence and documenting critical events by means of recorded video, albeit using antiquated VHS tapes. Video and audio evidence collected by in-car systems has been used successfully in cases such as driving under the influence, various traffic violations, vehicular pursuits, narcotic enforcement actions, assaults-on-officer incidents and civil litigation involving law enforcement agencies. Information collected by in-car video systems has also been used to assist agencies in identifying potential threats to homeland security.

The majority of in-car police video systems currently employed rely on outdated analog technology that suffers from inferior quality video and audio, lack of dependability in extreme temperatures, storage and retrieval difficulties and officer safety concerns. The law enforcement industry is currently transitioning from analog to digital technologies for in-car video, and the Company believes that it is well-positioned to exploit this market. The ICOP Model 20/20-W is priced competitively to comparable units, yet offers superior video and audio quality, officer safety due to secure and convenient placement in the dashboard, and security for the integrity of the recorded evidence.

The ICOP DVMS (Digital Video Management System) is the basic backend video management system for the ICOP Model 20/20-W. The Company also offers the ICOP iVAULT MMS (Media Management System), an enterprise-level software management product, which serves as a digital evidence locker for law enforcement, enabling storage of multiple file formats. This software is web-enabled, allowing files to be shared within precincts, among precincts or across the nation, using high levels of security.

The ICOP 20/20 VISION ™ brings the functionality of the ICOP Model 20/20-W to the laptop in the police car, enabling the digital video recorder (DVR) to be installed anywhere in the vehicle. This product was developed in response to industry demand, which grew out of the dramatic growth of laptops in police vehicles.

ICOP LIVE™ enables live stream audio and video to and from a first responder vehicle over wireless networks, including cellular networks, mesh networks, etc., from the in-car video system to police headquarters, personnel on the scene, and web-enabled mobile devices such as smart phones and PDAs in the field. It operates in conjunction with the ICOP Model 20/20-W (or other in-car video system). Unlike some conventional live streaming video on the market, ICOP LIVE is designed to stream to a virtually unlimited number of simultaneous viewers.

In March 2010, ICOP was issued United States Patent No. 7,680,947 B2 by the U.S. Patent and Trademark office entitled “System and Method For Collaborating Emergency Response Efforts Through Multimedia Data Dissemination”. Specifically, the issued patent is directed to an apparatus for sharing and communication of video and other surveillance related multimedia data by live streaming of video and other data from an emergency response unit to a variety of devices and other emergency response units. Multimedia data is wirelessly disseminated from a first response patrol car, or similar emergency response unit, to any number of playback devices on a digital network. ICOP LIVE™, developed by ICOP, implements this system and method.

The Company’s trademarks include: ICOP ® , ICOP DIGITAL ® , ICOP Model 20/20 ® , ICOP Model 20/20 ® -W, ICOP LIVE™, ICOP iVAULT™, ICOP iVAULT MMS™, ICOP EXTREME™, ICOP Model 4000™, ICOP Guardian™, ICOP Solution™, ICOP DVMS™, ICOP Model 20/20 LIVE™, ICOP PC Viewer™, BUSCOP™, ICOP Digital Video Management System™, ICOP 20/20 VISION™, Advancing Surveillance Technology® and A Veil of Protection™ .

The Mobile Video Surveillance Industry

The mobile video industry is rapidly expanding worldwide, due to the increasing demand for security. The evolution to digital technology enhances the opportunity, replacing antiquated VHS analog technology. Government and the private sector in the United States, and worldwide, are acquiring new products and services that will meet the growing demands for homeland security. Billions of dollars are being appropriated by governments to cope with growing crime and the threat of terrorism.

The three core market segments for ICOP products include:

•	First responders including law enforcement, homeland security, and military; and

•	Operators of critical assets, such as mobile security vehicles supporting energy and chemical sites (gas, electric power, water and nuclear power plants), and

•	Private industry.

Law enforcement agencies in the United States and around the world are applying video technology to many facets of police operations by equipping vehicles with video recorders, monitoring public areas, and recording bookings and other police procedures. Video recordings are an essential tool for law enforcement agencies in providing an accurate portrayal of traffic violations, citizen and officer behavior, and other events as they occur; documenting police contacts with the public; offering persuasive evidence in court; and allowing for officer performance monitoring and protecting law enforcement agents against false claims of police misconduct. The result is an increased likelihood of criminal prosecutions, reduction of time officers spend in court, improved training, fewer citizen complaints, and reduced exposure to civil liability and enhanced officer safety, as well as the potential to improve accountability and trust between the police and the public.

There are more than 440,000 police vehicles currently in service in the U.S. An estimated 70,000 new vehicles are leased or purchased by law enforcement agencies each year. Assuming an average selling price of $5,200 for the ICOP Model 20/20-W and related equipment, we believe that there is an estimated potential market of $2 billion for law enforcement vehicles in the U.S. alone. According to the International Association of Chiefs of Police (IACP), approximately 50% of law enforcement vehicles utilize in-car video systems, representing a significant increase over the estimated 40% implementation in 2004.

The majority of existing in-car video systems are VHS (analog); however, they are gradually being replaced with digital systems. Digital in-car video systems are superior to analog systems in many important respects. Digital video produces a higher quality in both imaging and audio. Digital video stores substantially more event information than analog video, including the date and time, officer name, traffic radar output, GPS coordinates, incident identification, status of emergency lights and other event information on every frame. DVDs can be stored in a fraction of the space of VHS cassettes. Many digital systems are continually in the passive recording mode when the power is on, and when the record mode is activated, a “pre-event” period of ten seconds to five minutes is added to the recording time, often capturing the incident prompting the officer to begin recording. Access to specific digitally recorded information is much faster; rather than having to review a VHS cassette through fast-forwarding and reversing, a scene may be selected from a menu and viewed instantly. Also, digital video may be archived to a server, reducing storage space. Back-end management software can catalog video information which allows for quick and easy search and retrieval. Another advantage digital video has over VHS is that digital video recordings will not degrade over time.

Strategy

ICOP’s goal is to be the industry leader in providing mobile video surveillance products and solutions that enhance the safety and effectiveness of first responders. Having established a strong foothold in the U.S. law enforcement industry, the Company is expanding its focus to other markets abroad. The Company is committed to being the market leader in the development and marketing of innovative surveillance and communication systems for the public and private security markets.

To achieve this goal, ICOP employs a multi-pronged strategy focused on three primary functions: marketing and distribution, product development and manufacturing.

Marketing and Distribution:

•

Continue to expand strategic relationships with key partners, such as Raytheon (seller of ICOP) and Sprint (ICOP Co-Marketing Partner) OEMs, system integrators, manufacturing representatives and dealers, each providing access to key markets.

•	Develop additional product applications to markets where video surveillance and communication are critical to safety and security.

•	Continue to expand sales into targeted international markets, through well positioned distributors.

Product Development:

•	Develop product upgrades/enhancements that improve the Company’s proven products.

•	Develop new products when market research identifies important new markets.

•	Anticipate advances in digital video technologies and identify next generation technologies to serve existing and potential new markets.

Manufacturing:

•	Work with high quality third-party manufacturers to optimize product reliability and best control manufacturing costs.

Products

The Company’s suite of product offerings are designed to help secure a community with digital video, to achieve the Company’s mission to deliver video technology solutions that enable effective collection and efficient management of evidentiary information, in addition to distribution of live streaming audio/video, to optimize the outcome of a crisis.

ICOP Model 20/20-W

The ICOP Model 20/20-W is an award-winning digital in-car video system for law enforcement, a ruggedly designed product that records high-quality video. The ICOP Model 20/20-W utilizes a compression technology which provides tamper-resistant video/audio evidence of a kind and quality that is admissible in court. Working with the ICOP Model 20/20-W, the ICOP EXTREME Wireless Microphone uses Frequency Hopping Spread Spectrum (FHSS) to eliminate the risk of interference from other devices using the same frequency band, and provides secure, private audio recording, at an industry-leading range of over 2,000 feet (line of sight). Recognized for its ease of use and installation, robust and intuitive functionality, superior audio and video quality, officer safety-conscious design, performance excellence and cost effectiveness, the ICOP Model 20/20-W and its predecessor, the ICOP Model 20/20, have been adopted by law enforcement agencies in 49 states since the commercial launch of the ICOP Model 20/20 in mid-2005.

A key feature of the ICOP Model 20/20-W is its ease of installation and servicing. The entire system can typically be installed in one hour in the radio slot of a vehicle dashboard, replacing the radio unit (an AM/FM tuner is built into the ICOP product). Unlike competitive products, there are no parts in the trunk, under the seat or overhead. Furthermore, ICOP products do not obstruct the officer’s view, as with some of the competitive products on the market, which often include the large rear-view mirror recorders or large mounted cameras. Officer safety is a critical consideration in the design of mobile video products, especially given the space limitations within a patrol car. The ICOP Model 20/20-W provides wireless (“W”) upload and is designed to be upgradeable to take advantage of higher bandwidth as technology advances. The rugged ICOP Model 20/20-W operates up to three cameras, recording two cameras simultaneously, and records 1/4 VGA, Full VGA, or D1 quality video.

The ICOP Model 20/20-W system includes a variety of functions, including a wireless 900 MHz transceiver with automatic synchronization and a range of over 2,000 feet; operating capability of up to three cameras, with two recording simultaneously; an Officer “HELP” button that sends an alert to dispatch detailing GPS coordinates and vehicle ID information; an automatic 60-second pre-record feature that is activated by lights, siren, crash sensor or wireless microphone; 40 GB hard drive enabling up to 16 hours of recording in high-resolution mode; and radar, speedometer and brake connection interfaces. A “Mark” button records exact event location for easy retrieval while also capturing location information using the built-in GPS.

In February 2006, ICOP was awarded a federal GSA contract, making the ICOP Model 20/20-W available to state, local, and federal agencies without having to go to bid.

ICOP DVMS

The ICOP DVMS (Digital Video Management System) is the Company’s original backend solution for the ICOP Model 20/20-W, for video storage and management. It archives, searches, copies and displays two video recordings simultaneously, and can burn recorded events to DVD or CD.

ICOP iVAULT MMS

ICOP began selling the ICOP iVAULT MMS (Media Management System) in late 2007. The ICOP iVAULT MMS archives, searches, copies and displays two video recordings simultaneously, and can burn recorded events to DVD or CD. This enterprise-level software is web-enabled, allowing files to be shared within and among precincts or across the nation via the Internet using high levels of security.

ICOP 20/20 VISION

The ICOP 20/20 VISION brings the functionality of the ICOP Model 20/20-W to laptops in police cars, allowing the digital video recorder (DVR) to be installed anywhere in the vehicle. This product was developed in response to the dramatic growth of laptops in police vehicles. The ICOP 20/20 VISION began shipping in 2009.

ICOP LIVE

ICOP LIVE is a solution for enabling live streaming video and audio to tactical response managers and coordinators. ICOP LIVE consists of a hardware and software component purchased by the customer and installed as an upgrade to a mobile video system. ICOP LIVE enables video to live stream to and from a first responder vehicle – over wireless networks, including cellular networks, mesh networks, etc., from the ICOP Model 20/20-W to police headquarters, other law enforcement vehicles, and other web-enabled devices, such as smart phones, PDAs, etc. The video can live stream from multiple cameras and multiple users simultaneously, using secure protocols.

Sales and Marketing

ICOP markets the ICOP Model 20/20-W directly to city, county, state and federal law enforcement agencies in the U.S. and abroad. The Company’s marketing efforts include advertising in police magazines, direct mailings to law enforcement agencies, participation in industry trade shows, conferences and seminars, providing articles for publication in leading industry magazines, and releasing electronic press kits to television stations in communities where the ICOP Model 20/20-W has been installed.

In addition to the Company’s full-time inside sales and regional sales staff, ICOP has established a national “Officer Sales Team” that consists of police officers across the country who call on local police departments, typically within a 500-mile radius of their homes. These officers are part-time independent contractors. The Company also sells through manufacturer’s representatives and dealers in the markets it serves.

ICOP’s commitment to provide the leading technical support in the industry has helped to escalate our brand and reputation, and meet the urgent response requirements of customers.

Typically, the industry sales cycle, which ranges from six to eighteen months, begins by initiating contact with a law enforcement agency or the receipt of a request for information from a prospective customer. After making the contact or receiving the request for information, ICOP assesses the potential customer’s needs, makes presentations and product demonstrations at the customer’s place of business, presents a formal proposal, often provides a trial installation of ICOP’s products, and negotiates a purchase order. The purchase decision is often made by a committee appointed to research the acquisition, and often requires approval by a local city council or state officials.

International Sales

ICOP has agreements with distributors in key international markets where the Company believes opportunities are greatest. ICOP distributors must demonstrate the ability to provide local product installation and must meet ICOP’s high standards for local tech support, in addition to demonstrating the ability to sell ICOP products. ICOP has designed its products to operate in other key languages, which has proven critical to the Company’s success and strategic advantage abroad.

Competition

The law enforcement in-car video market is highly competitive. Digital in-car video is a quickly evolving technology, and the market is growing rapidly as digital technology gains widespread acceptance. Outdated analog video systems are being replaced by digital systems, and many communities are purchasing in-car video for the first time.

The Company’s products meet the needs of the high-end mobile video market. We believe that our major competitors in the law enforcement sector are L-3 Communications, MobileVision, Panasonic, and Coban Technologies, Inc. Some of these competitors have significant advantages over the Company, including greater financial, technical, marketing or manufacturing resources, preferred vendor status with existing customer base, more extensive distribution channels, or faster response times to new or emerging technologies. Additionally, new competitors may enter the market with new products and technology. As a result, competitors may develop superior products. The Company seeks to offset these potential exposures in the market place through expansion of its strategic partnerships, such as Raytheon and Sprint.

The Company believes that its innovative product design and feature set deliver superior quality and value over other products on the market. The market for digital in-car video systems for police and other first responder vehicles is expected to grow rapidly over the next five years, as more vehicles are equipped with video recorders, and as old analog systems are upgraded to digital systems.

ICOP intends to compete principally on the basis of:

•	superior product performance and functionality;

•	competitive pricing;

•	superior customer service and technical support;

•	responsible innovation and product development; and

•	focus on officer safety through secure mounting options.

Manufacturing and Suppliers

The Company has manufacturing agreements with a foreign company to produce the ICOP Model 20/20 and its successor, the ICOP Model 20/20-W. Under this agreement, the manufacturer is responsible for purchasing the components and manufacturing the units, and ICOP is required to pay a portion of the purchase price upon placement of the purchase order and the balance upon shipment. A third party, under contract with the Company, has certain intellectual property rights to a method of operating the data compression used in the ICOP Model 20/20 and the ICOP Model 20/20-W. If this method were no longer available to us, another contract manufacturer could produce the unit, but a partial redesign would be required and could result in a production delay.

ICOP also works with several unaffiliated subcontractors to supply certain components and assemblies that are incorporated in the ICOP Model 20/20 and ICOP Model 20/20-W. Other miscellaneous components are acquired on a purchase order basis and the Company does not have long-term contracts with these suppliers.

Research and Development

Research and development costs charged to expense were approximately $784,000 in 2009 compared to $1,132,000 in 2008. No research and development expense has been capitalized.

Inventory Systems

Inventory warehousing and shipping are managed from the Company’s Lenexa, Kansas facility. ICOP uses standard warehousing systems to store, retrieve, monitor and manage its inventory using the first-in first-out method.

Intellectual Property

The Company has filed U.S. patent applications covering aspects of the design and methods of the ICOP Model 20/20-W, ICOP LIVE, and its software applications. These technologies generally relate to the use of a digital recording device in an integrated and synchronized video system able to record data from cameras, microphones and global positioning system equipment, with the recording media housed in a driver accessible, originally manufactured console opening in the vehicle, such as a vehicle radio slot. Protection for features and capabilities of the ICOP Model 20/20-W such as the system’s in-dash recorder, back-end searchable database and event “marking” capability have also been sought. In addition to trademarks for all of ICOP products, the Company has also secured registered trademarks for “ICOP,” “ICOP Digital” and the stylistic use of the Company logo. ICOP intends to continue to seek formal intellectual property protections to protect its technologies, processes and designs, as the Company deem necessary or appropriate. ICOP also uses confidentiality agreements with employees and key suppliers to ensure the confidentiality of Company trade secrets.

The Company was notified by the U.S. Patent and Trademark office that United States Patent No. 7,680,947 B2 entitled “System and Method for Collaborating Emergency Response Efforts Through Multimedia Data Dissemination” was issued to the Company on March 16, 2010. The patent is directed to an apparatus for sharing and communication of video and other surveillance related multimedia data by live streaming of video and other data from an emergency response unit to a variety of devices and other emergency response units. Multimedia data is wirelessly disseminated from a first response patrol car, or similar emergency response unit, to any number of playback devices over a wireless network.

Marketing Alliances

The Company has entered into co-marketing agreements with Sprint. While ICOP LIVE is able to live stream using any method of transmission where the bandwidth supports streaming video, the co-marketing relationships with Sprint afford both parties important marketing collaboration. With ICOP LIVE, it is possible to optimize the response to, and management and outcome of a crisis, security breach or crime-in-progress through the delivery of live streaming video, providing real-time situational awareness. Sprint is one of the three largest wireless companies in the United States (based upon the number of wireless subscribers). ICOP’s marketing alliance with Sprint is intended to promote the ICOP Solution to prospective customers (though ICOP LIVE is not limited to streaming with Sprint). The co-marketing partnership does not require Sprint or ICOP to compensate the other party for the promotion of the other party’s products or services. ICOP leverages Sprint’s brand and presence at national trade shows, along with other joint marketing efforts. To illustrate, Sprint launched a national mailing campaign in February 2010, targeting 150,000 first responders, featuring ICOP LIVE. There were no costs to ICOP for this campaign, yet it provided us tremendous exposure.

On July 15, 2009, the Company entered into an agreement with JPS Communications Inc., a wholly owned subsidiary of Raytheon Company (“Raytheon”). This five-year agreement enables Raytheon to co-brand and market ICOP’s mobile video solutions to all of their existing markets, including public safety, fire/EMS, homeland security, and military customers, worldwide. The agreement grants Raytheon the right to resell the Company’s products, including, but not limited to, the ICOP Model 20/20-W, ICOP 20/20 VISION, ICOP LIVE, ICOP iVAULT MMS, and ICOP DVMS.

Also, Dell Corporation currently partners with ICOP to supply servers to ICOP customers, providing an important component to the complete ICOP sale.

The Company’s relationship with Fortune 200 companies affords additional reach through those companies’ sales approaches to compete successfully with much larger companies in the same space. The Company is placing an elevated focus on these partnerships, given the early successes achieved with them.

Employees

As of December 31, 2009, the Company had 52 full-time employees including 8 in management and administration, 16 in sales and marketing, 10 in engineering, 10 in technical support, 5 in shipping/testing and 3 in technology.

Company History

ICOP Digital, Inc. (the “Company”) was incorporated in April 1998 in Colorado as Bail Corporation. The Company changed its name to Vista Exploration Corporation in August 2001, and to its current name, ICOP Digital, Inc. in November 2004. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the public safety, military, and homeland security markets. The Company’s offices are located in Lenexa, Kansas.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property.

Our offices are located in approximately 12,800 square feet of leased office and warehouse space in Lenexa, Kansas, with a lease agreement for five years through June 30, 2010. In January 2010, the Company signed a lease modification agreement to extend the expiration date to June 30, 2013. During 2007, ICOP leased an additional 9,400 square feet of office and warehouse space in Olathe, Kansas, through June 30, 2010. Payments under the leases total $23,015 per month, plus taxes, common area charges and insurance through June 30, 2010, and then $14,633 per month, plus taxes, common area charges and insurance. Additional information is contained in the financial statements under subsequent events. In March 2008, ICOP acquired roughly ten (10) acres of land in Lenexa, Kansas, for possible construction of new corporate facilities at some future date.

Item 3.	Legal Proceedings.

On July 11, 2008, the Company was served with a summons and complaint in which the Company and TriSquare Communications, Inc., a Missouri corporation (“TriSquare”), were named as defendants in a patent infringement action commenced by L-3 Communications Mobile-Vision, Inc., a New Jersey corporation (“L-3”) in the United States District Court for the District of New Jersey. Shortly thereafter on July 22, 2008, L-3 filed a complaint with the United States International Trade Commission (ITC) against the Company, TriSquare and nine other companies, based upon which the ITC instigated an investigation on August 20, 2008. According to the complaints, the wireless microphone and related base station that TriSquare and its affiliates manufacture and import, and that the Company incorporates into and sells as components of its ICOP Model 20/20-W product, infringe one or more claims of United States Patent No. 7,119,832 held by L-3 covering a wireless microphone for use with an in-car video system.

In the ITC investigation L-3 failed to provide an expert opinion regarding infringement, failed to provide an expert opinion to rebut the Company’s expert report regarding invalidity of L-3’s patent and refused to produce any witnesses to testify on its behalf. On January 14, 2009, L-3 moved to terminate the ITC investigation as to the Company and TriSquare on the basis of withdrawal of its complaint. On January 29, 2009 the ITC administrative law judge granted the motion and the ITC investigation was terminated.

On March 24, 2009 in the New Jersey action, the complaint was dismissed as to TriSquare based on a stipulation of L-3. Finally, on February 18, 2010, ICOP resolved all pending litigation with L-3 Communications Mobile-Vision, Inc. ICOP maintains, and continues to maintain, that it does not infringe L-3’s patent. All litigation between the parties has been dismissed with prejudice and the ICOP Model 20/20, ICOP Model 20/20-W, ICOP 20/20 VISION, the wireless microphone and base remain available for purchase from ICOP. The terms of the resolution are confidential.

Item 4.	Reserved.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Price Ranges of Common Stock

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICOP.” Below are the price ranges of the Company’s common stock for each quarterly period of the last two completed fiscal years:

	HIGH	LOW
2008
First Quarter	$4.08	$1.93
Second Quarter	2.64	1.55
Third Quarter	1.75	0.32
Fourth Quarter	1.00	0.11
2009
First Quarter	$1.29	0.17
Second Quarter	0.65	0.30
Third Quarter	0.72	0.30
Fourth Quarter	0.88	0.33

The last reported sale price of the Company’s common stock on the NASDAQ Capital Market on March 10, 2010 was $0.34 per share. According to the records of the Company’s transfer agent, there were approximately 3,000 holders of record of the Company’s common stock as of March 10, 2009.

Dividend Policy

ICOP has not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future. The Company intends to retain any future earnings for use in the operation and expansion of the business. Any future decision to pay dividends on common stock will be at the discretion of the Company’s board of directors and will depend upon its financial condition, results of operations, capital requirements and other factors as the board of directors may deem relevant.

Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c)
Equity compensation plans approved by security holders
2002 Stock Option Plan	3,340,000	$0.45	660,000
2005 Employee Stock Purchase Plan	—	—	101,813
Equity compensation plans
Not approved by security holders	—		—

Total	3,340,000		761,813

2002 Stock Option Plan

In June 2002, the Board of Directors and stockholders of ICOP Nevada approved that company’s 2002 Stock Option Plan (the “2002 Plan”). The plan authorized the grant and issuance of options, restricted shares and other equity compensation to directors, employees, officers and consultants of ICOP Nevada. Initially, 500,000 shares of ICOP Nevada common stock were reserved for issuance under the 2002 Plan; however, the number of shares reserved automatically increases on each anniversary of the 2002 Plan by an amount equal to 0.5% of the then issued and outstanding shares of ICOP Nevada common stock. When the Company acquired ICOP Nevada in January 2004, any rights to acquire ICOP Nevada common stock under the 2002 Plan were converted so as to permit acquisition of the Company’s common stock instead. Notwithstanding these automatic increases, the 2002 Plan requires that no more than 2,000,000 shares be issued in connection with the exercise of incentive stock options under the 2002 Plan. On August 12, 2009, the Company’s Board of Directors and stockholders approved an increase to the number of shares of common stock reserved under the 2002 Plan to 4,000,000 shares.

The 2002 Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 2002 Plan, the Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the 2002 Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the 2002 Plan must be equal to or greater than the fair market value of the shares of the common stock on the date the option is granted. The exercise price of a non-qualified option granted under the 2002 Plan must be equal to or greater than 85% of the fair market value of the shares of the common stock on the date the option is granted, although the Company expects that the exercise price of future grants will be set at or above fair market value. An incentive stock option granted to an optionee owning more than 10% of voting stock must have an exercise price equal to or greater than 110% of the fair market value of the common stock on the date the option is granted. As of December 31, 2009, options to purchase 3,340,000 shares of common stock remained outstanding and unexercised.

2005 Employee Stock Purchase Plan

In November 2005, the Board of Directors approved the Company’s 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The 2005 ESPP authorizes eligible employees to subscribe for the periodic purchase of the company’s common stock through payroll deductions. The purchases occur during defined purchase periods, and the purchase price is generally 85% of the fair market value of the common stock on the first or last date of a purchase period, whichever is lower. Eligible employees are those who are employed with the Company for more than 20 hours a week, with customary employment for more than five months in a calendar year, and where stock ownership in ICOP will not equal or exceed 5% of the voting power or value of all classes of the Company stock as a result of purchases under the 2005 ESPP.

The 2005 ESPP is administered by the Board of Directors. As of December 31, 2009, the Company has sold 98,187 shares under the 2005 ESPP leaving 101,813 available for future sale to employees.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company designs, engineers and markets video surveillance products for public safety, military and homeland security markets. Its flagship product, the ICOP Model 20/20 was designed for the rugged demands of law enforcement agencies, providing superior video and audio recording technology, as well as, a secure chain of custody and integrity of the recorded information. Since the Company’s first commercial sale in June 2005, ICOP has sold the ICOP Model 20/20-W and its predecessor, the ICOP Model 20/20, to law enforcement agencies in 49 states. Installed in the dashboard of the vehicle, there are no parts in the trunk, under the seat or overhead – a critical consideration for officer safety and space limitations within a patrol car. An AM/FM radio is built into the product to replace the AM/FM radio in the dashboard. The ICOP Model 20/20-W enables wireless (“W”) upload of recorded video to the backend server where video evidence is stored and managed.

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

Foreign Currency Translation

We purchase a majority of our inventory from foreign contract manufacturers. One of these foreign manufacturers bills us in their local currency. Liabilities in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Costs and expenses are translated into U.S. dollars at the date of the transaction or at average exchange rates for the period; consequently, significant fluctuations in exchange rates could materially affect our cost of sales. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income (loss).

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

Share-Based Compensation

Share-based compensation is accounted for using the fair value method in accordance with the Accounting Standards Codification (“ASC”) Topic 718 (formerly SFAS 123R) “Compensation - Stock Compensation”. Under these provisions, we recognize share-based compensation net of an estimated forfeiture rate; therefore, we only recognize compensation cost for those shares expected to vest over the requisite service period of the award (i.e., the period in which the share-based compensation is earned). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, expected stock price volatility, and expected risk-free interest rates.

Calculating share-based compensation expense requires the input of highly subjective assumptions which include the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We estimate the expected life of options granted based on historical experience which we believe is representative of future behavior. We estimate the volatility of the price of our common stock at the date of grant based on historical volatility of the price of our common stock for a period equal to the expected term of the awards. We have used historical volatility due to the limited number of options traded on our common stock to support the use of an implied volatility or a combination of both historical and implied volatility. The assumptions used in calculating the fair value of share-based awards represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our share-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

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

New Authoritative Accounting Guidance

In June 2009, the FASB issued ASC Topic 105 (formerly SFAS No. 168), “Generally Accepted Accounting Principles – the FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles”. The Codification is the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change current U.S. GAAP, but is intended to help the user understand how and why U.S. GAAP is changing and when the changes will be effective. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements.

Results of Operations

The Company recorded sales of $8,423,365 and $10,859,850 for the years ended December 31, 2009 and 2008, respectively, a decrease of $2,436,485 (22%) primarily due to a reduction in units sold during the year; however, the Company recorded growth quarter over quarter for the past three quarters of 2009.

Cost of sales for the years ended December 31, 2009 and 2008 were $4,689,302 and $6,689,758, respectively, a decline of 30% primarily due to the decline in unit sales. Cost of sales as a percentage of sales was 56% for 2009 compared to 62% for 2008. The decrease of cost of sales as a percentage of sales was due to a special limited time program to sell our new ICOP EXTREME Wireless Mic at a discount to certain qualifying customers, which negatively affected gross margin. In addition, the cost of inventory was higher in 2008 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to certain foreign currencies. Gross margin as a percentage of sales was 44% for 2009 compared to 38% for 2008.

Operating expenses were $9,086,012 and $9,961,593 for the years ended December 31, 2009 and 2008, respectively, a decrease of $875,581 (9%). Selling, general and administrative expenses for the twelve months ended December 31, 2009 and 2008 were $8,302,104 and $8,830,394, respectively, a decrease of $528,290 (6%). Research and development expenses for the years ended December 31, 2009 and 2008 were $783,908 and $1,131,199, respectively, a decrease of $347,291 (31%). The decrease is the result of a continued declined in the use of external consultants and due to the completion of product development for certain products. Stock-based compensation expense for the twelve months ended December 31, 2009 and 2008 was $408,336 and $576,776, respectively, a decrease of $168,440 (29%). The decrease is due to fewer options granted in 2009 compared to 2008, offset by the additional expense attributed to the option re-pricing recorded in second quarter of 2009 for approximately $78,000.

Interest income was $74 and $28,589 for the twelve months ended December 31, 2009 and 2008, respectively, a decrease of $28,515 (100%). The decrease is mainly due to the decrease in cash. Interest expense was $203,263 and $125,906 for the years ended December 31, 2009 and 2008, respectively, an increase of $77,357 (61%). The increase is due to draws against our purchasing agreement the Company entered into in November of 2008.

Comparison of the Years Ended December 31, 2008 and 2007

We recorded $10,859,850 in revenue and $4,170,092 in gross profit during the year ended December 31, 2008. Our operating loss for 2008 increased $463,895 to $5,922,179 due to decline in our sales offset by the decline in research and development expenses. The decline in sales was a result of fewer units sold compared to the previous year. The decrease in research and development expenses is the result of a declined use of external consultants during 2008 compared to 2007 and due to the completion of product development for certain products. In addition, we recorded an impairment charge on certain inventory of approximately $170,000 in 2007 to cost of goods sold.

Liquidity and Capital Resources

We have incurred recurring losses and negative cash flows. Since inception we have been able to finance our operations through the issuance of equity securities in private and public offerings, which have provided, in the aggregate, approximately $30 million as of March 10, 2010. We intend to utilize our new purchasing agreement described below to supplement operating cash and fund operations in the near future. However, our ability to obtain sufficient advances under our new purchasing agreement to meet our operating capital requirements for the foreseeable future may be dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. We will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two, or raise additional capital or additional debt financing in order to sustain future operations. There can be no assurance we will achieve profitable operations or generate sufficient cash from operations or from debt or equity financing to support operations in the future.

Equity Financing

As a result of two previous public offerings, we have outstanding 4,315,894 publicly traded warrants, exercisable at $6.19 per share. These warrants are subject to redemption upon 30 days’ notice at $0.25 per warrant. Our redemption right was subject to a condition that has been satisfied, so we could redeem the warrants at any time, upon giving proper notice. However, it is not in our best interest to call the warrants until our stock price exceeds the exercise price, and we have no plans to do so at this time. Were these warrants exercised in the future, we could raise up to approximately $26,715,000, although there is no assurance that the warrants will ever by exercised.

On June 5, 2009, the Company completed a public offering of 650,000 units, generating gross proceeds of approximately $3,000,000. Each unit consisted of twelve shares of common stock and twelve non-redeemable Class B warrants. The public offering price of each unit was $4.60 whereby the Company received net proceeds of approximately $2,300,000. The Company used some of the net proceeds of the offering to pay off the bridge and demand notes, and believes the remaining proceeds will provide additional capital for inventory purchases and general corporate purposes. On June 16, 2009, we also completed the closing of 97,500 units pursuant to the underwriters’ over-allotment option which generated proceeds of approximately $400,000. The Company received approximately $3,000,000 for the exercise of the Class B warrants. Upon completion of this offering, the Company issued the underwriter warrants to purchase up to 65,000 units, each consisting of twelve shares of common stock and no Class B warrants. The exercise price per warrant is $5.52 and will be exercisable any time beginning on June 1, 2010 and expire on June 1, 2014.

On February 3, 2010, we completed a registered direct offering (the “Financing Transaction”) of 3,500,000 shares of our common stock, Series 1 warrants to purchase up to 3,500,000 shares of common stock (the “Series 1 Warrants”) and Series 2 warrants to purchase up to 1,232,580 shares of common stock (the “Series 2 Warrants”). The initial exercise price of the Series 1 Warrants is $0.42 per share, and they are exercisable beginning six months and one day after the date of issuance until February 3, 2015. The initial exercise price of the Series 2 Warrants is $0.3833 per share, and they expire on May 4, 2010. The Series 1 Warrants and Series 2 Warrants together constitute the “Warrants.” Subject to certain customary exceptions, in the event of an issuance or deemed issuance by us of common stock (or securities convertible into common stock) at a per share price less than the then applicable Warrant exercise price (a “Dilutive Event”), then the Warrant exercise price will be reduced to that new issuance price; provided, however, that the adjusted exercise price will not be below $0.42 or $0.3833, as the case may be, without prior stockholder approval (as required by NASDAQ Marketplace Rule 5635). The Company paid the Chardan Capital Markets, LLC (the “Placement Agent”) an aggregate fee of 7.0% of the gross proceeds from the Financing Transaction. The Placement Agent also received a five-year warrant (the “Placement Agent Warrant”) to purchase (i) a number of shares equal to 3.0% of the shares sold to the investors and (ii) warrants (substantially similar to a Series 1 Warrant) to purchase a number of shares equal to 3.0% of the number of shares underlying the Warrants sold to the investors (subject to reduction in number as necessary to comply with the compensation limit pursuant to applicable guidelines of the Financial Industry Regulatory Authority). The placement agent agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

Debt Financing

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

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for 18 months to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5 million. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by the Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2.4 million in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. The Company entered into a second amendment to the purchasing agreement on October 5, 2009, to reduce the Net Worth Covenant from $5.0 million to $2.5 million tangible net worth which it is required to maintain at all times during the term of the Purchasing Agreement. The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, and it may be terminated by the Purchaser at any time without cause on 60 days notice to us. As of December 31, 2009 and 2008, the Company was in compliance with the Purchasing Agreement’s covenant.

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

On March 3, 2010, the Company renewed its $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $479,985 in principal amount. The principal bears interest at 8% which is payable monthly. The loan is principally secured by the purchased land. As of December 31, 2009 and 2008, the outstanding balance on the note payable was $629,985 and $780,000, respectively.

Working Capital

On December 31, 2009, the Company had $1,171,943 in cash, $2,009,591 in accounts receivable, $2,094,168 in inventory, $1,857,355 in prepaid expenses and other current assets and a total of $2,397,884 in current liabilities, for a net working capital of $4,735,173. Net cash used in operating activities for the year ended December 31, 2009 was $4,590,141, primarily due to the decreases in accounts receivable and inventory, compared to cash used in operating activities of $3,324,663 for the year ended December 31, 2008. Net cash used in investing activities for the year ended December 31, 2009 was $42,262, primarily to acquire equipment for sales and engineering activities, compared to net cash used in investing activities for the year ended December 31, 2008 of $388,642. Net cash provided by financing activities was $5,701,961 for the year ended December 31, 2009 primarily from the closing of our public offering, warrant exercises along with proceeds and collections from the purchasing agreement compared to net cash provided by financing activities of $653,741 for the year ended December 31, 2008.

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

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. One should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

•	the ICOP products not being accepted by the marketplace;

•	difficulty meeting demand for in-car video technologies at a cost that results in a profit;

•	our ability to improve our product and to develop other products necessary to compete in the industry;

•	our ability to bring future products to market;

•	the ICOP products being replaced by more advanced technologies and thereby becoming obsolete;

•	the limited number of product offerings;

•	budget cuts in the law enforcement industry affecting purchasing levels;

•	our lack of profitability and operating history;

•	our limited ability to control interruptions in production by the outside manufacturers of the ICOP products;

•	our ability to protect proprietary rights or the possibility that others may bring infringement claims against us;

•	a highly competitive and fragmented market;

•	loss of key management personnel;

•	our ability to manage growth;

•	criminal procedure court rulings that may exclude evidence collected by our systems;

•	general economic and business conditions in the United States and our other markets;

•	potential warranty or product liability claims;

•	our exposure to foreign currency exchange fluctuations;

•	maintenance of listing of our securities on the NASDAQ Capital Market; and

•	other factors detailed in our filings with the Securities and Exchange Commission.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, as of the date of this report, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors detailed in our filings with the Securities and Exchange Commission, not all of which are known to us. Neither the Company, nor any other person, assumes responsibility for the accuracy or completeness of these statements. The Company undertakes no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..

Not required for smaller reporting companies.

Item 8.	Financial Statements.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A(T).	Controls and Procedures.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective. Our management reviewed the results of this assessment with the Audit Committee. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item is incorporated by reference to the information appearing under the captions “Executive Officers and Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after our most recent fiscal year.

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

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information appearing under the caption “Executive Compensation” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after our most recent fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after our most recent fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information appearing under the captions “Certain Transactions” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after our most recent fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information appearing under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after our most recent fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements. The financial statements and supplementary data filed as part of this Annual Report on Form 10-K are on pages F-1 to F-18 of this Annual Report.

(b) See Exhibit Index following the Financial Statements for a description of the documents that are filed as exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 2010.

ICOP Digital, Inc.

By:	/s/ DAVID C. OWEN
David C. Owen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. OWEN David C. Owen	Chairman and Chief Executive Officer (Principal Executive Officer)	March 19, 2010

/s/ LAURA E. OWEN Laura E. Owen	President, Director	March 19, 2010

/s/ MICKIE KOSLOFSKY Mickie Koslofsky	Chief Financial Officer (Principal Accounting and Financial Officer)	March 19, 2010

/s/ ROGER L. MASON Roger L. Mason	Director	March 19, 2010

/s/ BRYAN FERGUSON Bryan Ferguson	Director	March 19, 2010

/s/ NOEL KOCH Noel Koch	Director	March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ICOP Digital, Inc.

We have audited the accompanying balance sheets of ICOP Digital, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. ICOP Digital, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICOP Digital, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP

Englewood, Colorado

March 17, 2010

ICOP DIGITAL, INC.

BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,171,943	$99,192
Accounts receivable, net of allowances of $100,457 and $121,173 at December 31, 2009 and 2008, respectively	2,009,591	1,775,741
Inventory, at lower of cost or market	2,094,168	3,568,596
Prepaid Expenses	98,351	209,545
Other Assets	1,759,004	549,867

Total current assets	7,133,057	6,202,941

Property and equipment, net of accumulated depreciation $1,411,988 and $1,230,779 at December 31, 2009 and 2008, respectively	1,463,765	2,024,318

Other assets:
Deferred patent costs	95,906	87,621
Investment, at cost	25,000	25,000
Security deposit	18,258	18,258

Total other assets	139,164	130,879

Total assets	$8,735,986	$8,358,138

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$370,998	$643,124
Accrued liabilities	476,761	596,854
Notes payable	629,985	780,000
Due to factor	686,965	602,009
Unearned revenue - current portion	233,175	178,147

Total current liabilities	2,397,884	2,800,134

Other liabilities:
Unearned revenue - long term portion	420,009	288,836

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, no par value; 50,000,000 shares authorized, 23,602,944 and 7,286,385 issued and outstanding at December 31, 2009 and 2008, respectively	36,469,313	30,338,572
Accumulated other comprehensive income	3,465	272
Retained deficit	(30,554,685)	(25,069,676)

Total shareholders’ equity	5,918,093	5,269,168

Total liabilities and shareholders’ equity	$8,735,986	$8,358,138

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Sales, net of returns and allowances	$8,423,365	$10,859,850
Cost of sales	4,689,302	6,689,758

Gross profit	3,734,063	4,170,092

Operating expenses:
Selling, general and administrative	8,302,104	8,830,394
Research and development	783,908	1,131,199

Total operating expenses	9,086,012	9,961,593

Operating Loss	(5,351,949)	(5,791,501)

Other income (expense):
Gain on derecognition of liabilities	52,765	—
Loss on disposal of property and equipment	(5,830)	(33,361)
Interest income	74	28,589
Loss on extended warranties	(1,406)	—
Interest expense	(203,263)	(125,906)
Other income	24,600	—

Loss before income taxes	(5,485,009)	(5,922,179)

Income tax provision	—	—

Net Loss	$(5,485,009)	$(5,922,179)

Basic and diluted net loss per share	$(0.40)	$(0.79)

Basic and diluted weighted average common shares outstanding	13,550,875	7,472,032

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	7,455,054	$29,710,064	$7,729	$(19,147,497)	$10,570,296

Stock issued under employee stock purchase plan	—	—	31,331	51,732	—	—	51,732
Stock options issued in exchange for services	—	—	(200,000)	576,776	—	—	576,776
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	(7,457)	—	(7,457)
Net loss	—	—	—	—	—	(5,922,179)	(5,922,179)

Total comprehensive loss							(5,929,636)

Balance at December 31, 2008	—	$—	7,286,385	$30,338,572	$272	$(25,069,676)	$5,269,168

Stock issued under employee stock purchase plan	—	—	52,976	36,412	—	—	36,412
Stock options issued in exchange for services	—	—		408,336	—	—	408,336
Public Offering, net of offering costs of $1,136,110	—	—	16,263,583	5,685,993	—	—	5,685,993
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	3,193	—	3,193
Net loss	—	—	—	—	—	(5,485,009)	(5,485,009)

Total comprehensive loss							(5,481,816)

Balance at December 31, 2009	—	$—	23,602,944	$36,469,313	$3,465	$(30,554,685)	$5,918,093

See accompanying notes to financial statements

ICOP DIGITAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,485,009)	$(5,922,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	621,293	573,979
Stock-based compensation expense	408,336	576,776
Gain on derecognition of liabilities	(52,765)	—
Loss on disposal of property and equipment	8,101	33,361
Changes in operating assets/liabilities:
Decrease in accounts receivable, inventory, prepaid and other	107,771	1,354,863
Increase (Decrease) in accounts payable and accrued liabilities	(197,868)	58,537

Net cash used in operating activities	(4,590,141)	(3,324,663)

Cash flows from investing activities:
Purchases of property and equipment	(74,172)	(401,642)
Proceed from the sale of property and equipment	40,195	13,000
Deferred patent costs	(8,285)	—

Net cash used in investing activities	(42,262)	(388,642)

Cash flows from financing activities:
Proceeds from line of credit	7,546,351	4,131,350
Payments on line of credit	(7,411,484)	(3,529,341)
Payments on note payable	(150,015)
Proceeds from the issuance of common stock	6,532,920	51,732
Payment of offering costs	(815,811)	—

Net cash provided in financing activities	5,701,961	653,741

Effect of currency exchange rate changes on cash	3,193	(7,457)

Net change in cash	1,072,751	(3,067,021)
Cash, beginning of period	99,192	3,166,213

Cash, end of period	$1,171,943	$99,192

Supplemental disclosure of cash flow information:
Interest paid	$203,263	$125,906

Non-cash investing and financing transactions
Issuance of notes payable to purchase land	$—	$780,000

Transfer of inventory for internal use	$34,864	$103,386

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

Inventory

Inventory, which consists primarily of digital cameras and related hardware and accessories, is stated at the lower of cost or market with costs determined using the first-in first-out method. The Company conducts a physical inventory annually and routinely reviews the inventory for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for Company sales. The Company records a provision for obsolete or excess inventory whenever impairment has been identified. During 2009, the Company recorded an impairment charge on certain inventory of approximately $351,000 which is reflected in selling, general and administrative expenses in the accompanying statement of operations.

Prepaid Expenses

Prepaid expenses consist primarily of pre-payments for insurance, rent, maintenance, and trade deposits which will be reflected as an expense during the future periods benefited.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation lives are generally as follows:

Equipment	2 - 7 years
Vehicles	5 years
Furniture	2 - 7 years
Leasehold improvements	Over the lesser of the lease term or estimated useful life

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Impairment of Long-lived Assets

The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. They assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2009 and 2008.

Sale of Accounts Receivable

The Company accounts for the transfer of trade receivables under its factoring line of credit in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 860 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. If the criteria established by Topic 860 are met, the transfers of receivables are recorded as a sale; otherwise, the transaction is reflected as a secured borrowing.

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

Sales Tax

Sales tax is calculated and accrued based upon the applicable state sales tax rate and is paid monthly or quarterly, depending upon the each taxing entity’s requirement. Sales tax rates range from approximately 4% to 10%.

Unearned Revenue

Amounts billed for extended warranties sold to customers are deferred and amortized to revenue over the effective term of the agreements which range from one to five years. Generally the extended warranty agreement becomes effective at the end of the one-year warranty provided with the sale of equipment. The initial one-year warranty period is supported by our equipment manufacturers.

Advertising Expenses

All advertising expenditures are expensed as incurred. Advertising expenses for 2009 and 2008 were approximately $208,000 and $362,000, respectively.

Research and Development

Research and development costs are charged to expense as incurred.

Deferred patent application cost

Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to an amount it believes is more likely than not to be realized.

Foreign Currencies

The Company purchases significant amounts of product from a foreign firm. Products are billed to the Company in the foreign firm’s local currency. Cash held in foreign currencies are translated at exchange rates prevailing at the balance sheet date.

Costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are recognized as other income. Foreign currency translation rate changes were not material for the years ended December 31, 2009 and 2008.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation gains and losses.

Share-based Compensation

The Company grants stock option awards (“options”) under the Stock Option Plan (the “Plan”) and convertible warrants which are more fully described in Note 8. The Company recognizes share-based compensation based on the options’ fair value, net of estimated forfeitures on a straight line basis over the requisite service periods, which is generally over the awards’ respective vesting period, or on an accelerated basis over the estimated performance periods for options with performance conditions. The stock option fair value is estimated on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.

Loss per Common Share

ASC Topic 260 (formerly SFAS No. 128), “Earnings Per Share”, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2009 and 2008, the Company had options and warrants outstanding exercisable to purchase 9,080,246 and 6,443,246 shares of common stock, respectively. All options and warrants have been excluded from the weighted average share calculation because they would be anti-dilutive.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. Cash is deposited with high quality financial institutions. On October 3, 2008, the Federal Deposit Insurance Corporation temporarily increased the insured amount from $100,000 to $250,000 for deposits maintained at any one financial institution. At December 31, 2009 and 2008, the Company had approximately $747,000 and $0, respectively, in excess of insured or bonded levels. The Company generally does not require collateral from the law enforcement agencies.

The Company purchased from our foreign contract manufacturer approximately 83% and 79% of its inventory during the years ended December 31, 2009 and 2008, respectively. The Company’s product line to date has been concentrated in one product the ICOP Model 20/20 Digital Video Recording System, which has been purchased from this one supplier. If required, an alternate supplier would not be immediately available.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 1: Nature of Operations and Summary of Significant Accounting Policies (cont.)

Certain Risks and Concentrations (cont.)

The Company sold substantially all of its products to law enforcement agencies in the US and abroad or to distributors selling to law enforcement agencies. Accordingly, substantially all accounts receivable at December 31, 2009 and 2008 are concentrated in the law enforcement industry.

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

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments’ approximate carrying values. The carrying amounts of cash, receivables, payables, and other current liabilities at December 31, 2009 and 2008 approximate fair value due to the short-term maturity of the instruments.

Presentation of Taxes Collected and Remitted to Government Authorities

The Company adopted ASC Topic 605 (formerly EITF 06-3), “How Taxes Collected and Remitted to Governmental Authorities Should be Presented in the Income Statement” (That is, Gross versus Net Presentation). The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying Statement of Operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105 (formerly SFAS No. 168), “Generally Accepted Accounting Principles – the FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles”. The Codification is the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change current U.S. GAAP, but is intended to help the user understand how and why U.S. GAAP is changing and when the changes will be effective. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of the codification did not have a material impact on the Company’s financial statements.

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

Note 2: Inventory

Inventories are valued at the lower of cost or market. We take physical counts of inventories quarterly, and review the provision for potential losses from obsolete, excess or slow-moving inventories. The components of inventory as of December 31, 2009 and 2008 are as follows:

	2009	2008
Raw materials	$126,064	$154,788
Work in process	101,548	2,750
Finished Goods	1,866,556	3,411,058

	$2,094,168	$3,568,596

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3: Other Current Assets

The components of other current assets as December 31, 2009 and 2008 are as follows:

	2009	2008
Deposits on inventory purchases	$1,585,495	$—
Inventory for parts	172,127	549,867
Other	1,382	—

	$1,759,004	$549,867

Note 4: Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Land	$1,000,259	$1,000,259
Equipment	1,162,991	1,276,431
Vehicles	235,976	342,552
Furniture	285,737	445,215
Leasehold improvements	190,790	190,640

	2,875,753	3,255,097
Less: accumulated depreciation	(1,411,988)	(1,230,779)

	$1,463,765	$2,024,318

Depreciation expense for the years ended December 31, 2009 and 2008 was $621,293 and $573,979, respectively.

Note 5: Debt

On November 10, 2008, the Company entered into a purchasing agreement (the “Purchasing Agreement”) with a factoring company (the “Purchaser”) for 18 months to sell all of its accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. The Company is obligated to sell all of its receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5 million. The interest rate on outstanding advances is the greater of (i) 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by the Wall Street Journal or (ii) 8.0%. In no event shall LIBOR be less than 3%. The Company is responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer. The Company is required to sell to the Purchaser $2.4 million in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. The Company entered into a second amendment to the purchasing agreement on October 5, 2009, to reduce the Net Worth Covenant from $5.0 million to $2.5 million tangible net worth which it is required to maintain at all times during the term of the Purchasing Agreement. The Purchasing Agreement may be renewed annually after the initial 18-month term, and may be terminated by the Purchaser at any time without cause on 60 days notice. The Purchaser may, in its sole discretion, advance us up to 50% of eligible inventory, not to exceed the lesser of (i) 40% of the outstanding advances under the accounts receivable financing or (ii) $750,000. The interest rate on outstanding advances on inventory is the greater of (i) 3.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by the Wall Street Journal or (ii) 9.0%. In no event shall LIBOR be less than 3%. The financing facility is secured by the Company with a security interest granted to the Purchaser on all assets. The Company accounts for receivables sold to the factor with recourse as secured borrowings. Trade accounts receivable sold to the factor remain in the custody and control of the Company and the Company maintains all credit risk on those accounts. As of December 31, 2009, the amount due to factor totaled $686,965 against invoices totaling $1.1 million. The average interest rate was 8.25% and the average amount of borrowing was $131,600 for 2009. As of December 31, 2009 and 2008, the Company was in compliance with the Purchasing Agreement’s covenant.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company had a $3,500,000 line of credit with Equity Bank. On August 20, 2008, the bank declared the line of credit in default under the “general insecurity” clause of the loan agreement and the Company’s anticipated breach of the $7.5 million net worth financial covenant. The Company had until October 20, 2008 to refinance or pay off the outstanding balance on the line of credit, which was $1,425,000 on August 20, 2008. On October 16, 2008, the Company obtained an extension to pay off the line of credit until December 4, 2008. In connection with the extension, the Company made a $600,000 principal payment on the outstanding balance. On November 10, 2008, the outstanding balance on the line of credit was repaid with the proceeds from the Purchasing Agreement described in the preceding paragraph.

On March 3, 2008, the Company executed a loan agreement with the Bank of Blue Valley to borrow $780,000 to purchase land on which the Company may use to construct a new corporate headquarters when its current lease expires. The borrowed amount and $120,000 in cash were applied toward the purchase price. The loan agreement is due after one year with a floating interest rate, adjusted daily, of 0.5% above the bank’s prime rate. On March 3, 2009, we renewed our $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $629,985 in principal amount. The principal bears interest at 8%, payable monthly. Interest is payable monthly, with the principal due at maturity. The loan is secured by the purchased land. As of December 31, 2009 and 2008, the outstanding balance on the note payable was $629,985 and $780,000, respectively.

Note 6: Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended December 31,
	2009	2008
U.S statutory federal rate	34%	34%
State income tax rate, net of federal benefits	5%	5%
Net operating loss (NOL) for which no tax benefit is currently available	(39)%	(39)%

	0%	0%

At December 31, 2009, deferred taxes consisted of a net tax asset of $11,450,000 due to operating loss carryforwards of $26,286,000, which was fully allowed for in the valuation allowance of $11,450,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2009 was $2,140,000. Net operating loss carryforwards will expire through 2029. The value of these carryforwards depends on the ability of the Company to generate taxable income.

At December 31, 2008, deferred taxes consisted of a net tax asset of $9,313,000 due to operating loss carryforwards of $20,112,000, which was fully allowed for in the valuation allowance of $9,313,000. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 200 was $2,312,270. Net operating loss carryforwards will expire through 2028. The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

Note 7: Unearned Revenue

Deferred Warranty Revenue

The Company provides extended warranties to protect against defects in equipment for periods ranging from one to five years. The revenues related to extended warranties are recognized over the life of the extended warranty, which begins upon the expiration of the manufacturer’s warranty, while the product warranty costs are expensed as incurred. The Company records estimated warranty costs that may be incurred above those associated with the deferred warranty revenues as an unfulfilled warranty liability. A summary of changes in deferred warranty revenue, which is included in both unearned revenue – current portion and long term portion, for the years ended December 31, 2009 and 2008, is as follows:

	December 31,
	2009	2008
Unearned revenue, beginning balance	$466,983	$359,937
Revenue deferred for new extended warranties sold	382,533	282,403
Revenue recognized	(196,228)	(175,357)
Unfulfilled warranty liability	(104)	—

Unearned revenue at the end of period	$653,184	$466,983

Current portion	$233,175	$178,147
Non-current portion	420,009	288,836

Unearned revenue at the end of period	$653,184	$466,983

Note 8: Shareholders’ Equity

Preferred Stock

Preferred stock with no par value may be issued in series. Designations, preferences, stated values, rights, qualifications or limitations are to be determined by the Board of Directors.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8: Shareholders Equity (cont.)

Common Stock

Stock Issued for Cash

On June 5, 2009, the Company completed a public offering of 650,000 units, generating gross proceeds of approximately $3,000,000. Each unit consisted of twelve shares of common stock and twelve non-redeemable Class B warrants. The public offering price of each unit was $4.60, and the Company received net proceeds of approximately $2,300,000. The Company used some of the net proceeds of the offering to pay off the bridge and demand notes, and believes the remaining proceeds will provide additional capital for inventory purchases and general corporate purposes. On June 16, 2009, we also completed the closing of 97,500 units pursuant to the underwriters’ over-allotment option which generated proceeds of approximately $400,000. The Company received approximately $3,000,000 for the exercise of the Class B warrants. Upon completion of this offering, the Company issued the underwriter warrants to purchase up to 65,000 units, each consisting of twelve shares of common stock and no Class B warrants. The exercise price per warrant is $5.52 and will be exercisable any time beginning on June 1, 2010 and expire on June 1, 2014. The Company recorded share-based compensation for the issuance of the underwriter warrants of $320,299 as offering costs in the equity section of the balance sheet.

Employee Stock Purchase Plan

During 2006, the Company established a qualified Employee Stock Purchase Plan (ESPP), which allows qualified employees to participate in the purchase of designated shares of the Company’s no par value common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each offering period, as defined by the plan documents. The Company reserved 200,000 shares of common stock for purchase under the ESPP. During 2009 and 2008, the Company sold 52,976 and 31,331 shares, respectively, of its no par value common stock to employees under the ESPP at a total price of $36,412 and $51,732, respectively. At December 31, 2009, 101,813 registered shares remained available for employees to purchase under this plan. The Company recognized share-based compensation expense of $5,296 and $7,693 for the years ended December 31, 2009 and 2008, respectively.

Modification of Share-Based Awards

On June 16, 2009, the Company re-priced the stock options previously issued to employees, officers and independent directors which affected approximately 22 employees. The exercise price of the options was reduced to $0.45, and there was no change in the number of shares subject to each option, nor any change in the vesting or other terms. The option re-pricing was accounted for as a modification of terms, and as a result, the Company incurred approximately $78,000 in additional noncash compensation expense in June 2009.

The fair value of the original award immediately before its terms were modified was estimated at the modification date using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.52 – 3.81%
Dividend yield	0.00%
Volatility factor	140.86 – 217.35%
Weighted average expected life	5.87 years

On July 10, 2008, the Company granted to each of Mr. Owen, the Company’s Chief Executive Officer, and Ms. Owen, the Company’s Chief Operating Officer, 200,000 options to purchase shares of common stock at an exercise price of $1.39 per share, the closing price of the Company’s common stock on July 10, 2008, as reported on the NASDAQ Capital Market. These options are immediately exercisable, expire on July 10, 2018, and were granted pursuant to, and are subject to the terms, conditions and forfeiture provisions of, the 2002 Stock Option Plan. The Company granted these options in exchange for (i) Mr. Owen’s agreement to cancel 100,000 unvested shares of restricted stock option awards, 50,000 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share, and (ii) Ms. Owen’s agreement to cancel 100,000 unvested shares of restricted stock option awards, 37,500 options to purchase shares of common stock at $5.85 per share and 50,000 options to purchase shares of common stock at $6.80 per share. The cancellation of the original awards accompanied by the concurrent grant of options was accounted for as a modification of terms of the cancelled awards which resulted in total incremental cost of approximately $342,000. The modification was calculated as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified as it relates to the instruments expected to vest.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8: Shareholders’ Equity (cont.)

Modification of Share-Based Awards (cont.)

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

The fair value of the original award immediately before its terms were modified was estimated at the modification date using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.10%
Dividend yield	0.00%
Volatility factor	61.38%
Weighted average expected life	3 years

Stock Option Plan

The Company established a Stock Option Plan (the “Plan”) in 2002 to attract and retain directors, officers, key employees and consultants. The plan permits the Board of Directors to grant options to purchase common stock restricted stock awards, cash, and shares of common stock or any combination. Share-based compensation expense related to these awards of $322,971 and $576,776 was recorded for the years ended December 31, 2009 and 2008, respectively.

Stock option activity summary is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007 (867,500 exercisable)	1,145,000	$6.08	5.4	$—
Granted	430,000	6.31
Forfeited	(242,500)	5.85
Expired	(5,000)	5.85

Outstanding at December 31, 2008 (1,203,000 exercisable)	1,327,500	$4.53	7.1	$—
Granted	2,185,000	0.43
Forfeited	(107,500)	6.18
Expired	(65,000)	2.55

Outstanding at December 31, 2009	3,340,000	$0.45	7.2	$—

Exercisable Outstanding at December 31, 2009	1,353,750	$0.49	5.5	$—

Vested and expected to vest at December, 31, 2009	2,879,211	$0.46	7.0	$—

Options outstanding that are expected to vest are net of estimated future option forfeitures.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8: Shareholders’ Equity (cont.)

Stock Option Plan (cont.)

The fair value of the options granted during 2008 was estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.77 – 3.41%
Dividend yield	0.00%
Volatility factor	58.63 – 61.38%
Weighted average expected life	7.5 years

The fair value of the options granted during 2009 was estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.62 – 3.82%
Dividend yield	0.00%
Volatility factor	137.40 – 141.01%
Weighted average expected life	8.3 years

Stock Warrants

Common stock warrants activity is presented in the table below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,265,246	$6.02	2.5	$—
Expired	(25,000)	6.19

Outstanding at December 31, 2008	5,240,246	$6.01	2.5	$—
Granted	9,950,000	0.45
Exercised	(7,293,583)	0.42
Forfeited	(465,000)	5.81
Expired	(1,691,417)	0.47

Outstanding at December 31, 2009	5,740,246	$5.10	1.1	$—

Exercisable Outstanding at December 31, 2009	5,740,246	$5.10

The fair value of the warrants granted for services during 2009 was estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.84%
Dividend yield	0.00%
Volatility factor	141.01%
Weighted average expected life	5.0 years

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8: Shareholders’ Equity (cont.)

Share-Based Compensation

Total compensation cost recognized under share-based payment arrangements during the years ended December 31, 2009 and 2008 is presented in the table below:

	December 31,
	2009	2008
Stock option awards to employees	$161,622	$508,367
Stock option awards to non-employees	158,053	68,409
Warrant awards to non-employees	88,661	—

Total compensation cost	$408,336	$576,776

Total compensation cost not yet recognized as of December 31, 2009 and 2008 is presented in the table below:

	December 31,		Weighted- Average Remaining Vesting Period (Years)

	2009	2008
Stock option awards to employees	$539,805	$205,804	0.9
Stock option awards to non-employees	128,014	136,818	1.2

Total compensation cost	$667,819	$342,622

Total compensation cost not yet recognized as of December 31, 2009 and 2008 is related to non-vested awards. The actual compensation cost recognized might differ due to forfeitures or cancellations and the fact that the vesting period for stock option awards is based on future performance criteria. Upon vesting of stock option awards, additional cash compensation will be paid to the holders to reimburse the income tax cost of the award.

Note 9: Commitments

Operating Lease Arrangements

The Company leases office space in Lenexa, Kansas and in Olathe, Kansas under operating leases expiring in 2010. In January 2010, the Company signed a lease modification agreement to extend the expiration date to June 30, 2013. Additional information is contained in the financial statements under subsequent events. Future minimum payments due under the non-cancelable leases are as follows:

Year ending December 31:
2010	$228,193
2011	175,600
2012	175,600
2013	87,800

$667,193

Rent expense was $277,255 and $277,537 for the years ended December 31, 2009 and 2008, respectively.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 9: Commitments (cont.)

Royalty Payments

The Company has agreed to pay royalties of approximately $10 for each video recording unit sold and $100 for each system server sold to third parties using a specified portion of current software. Royalty expense for the years ended December 31, 2009 and 2008 was approximately $19,000 and $27,000, respectively.

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

Participants are permitted to authorize pre-tax savings contributions to a separate trust established under the 401(k) plan, subject to limitations on deductibility of contributions imposed by the Internal Revenue Code. The Company provides “safe harbor” matching contributions up to four percent of compensation for all eligible employees that contribute up to five percent to the plan. Each participant is 100% vested at all times in employee and employer “safe harbor” contributions. The Company’s matching contributions to the 401(k) plan were $64,296 and $61,168 in 2009 and 2008, respectively.

Note 10: Subsequent Events

In March 2010, the Company was issued Patent No. 7,680,947 B2 entitled “System and Method for Collaborating Emergency Response Efforts Through Multimedia Data Dissemination”. The patent is directed to an apparatus for sharing and communication of video and other surveillance related multimedia data by live streaming of video and other data from an emergency response unit to a variety of devices and other emergency response units. Multimedia data is wirelessly disseminated from a first response patrol car, or similar emergency response unit, to any number of playback devices over a wireless network.

On March 3, 2010, the Company renewed its $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $479,985 in principal amount. The principal bears interest at 8% which is payable monthly. The loan is principally secured by the purchased land.

On February 22, 2010, the Company announced it has resolved all currently pending litigation with L-3 Communications Mobile-Vision, Inc. (“L-3”). ICOP maintains, and continues to maintain, that it does not infringe United States Patent No. 7,119,832. All litigation between the parties has been dismissed with prejudice and the ICOP 20/20, 20/20-W, 20/20 VISION, the wireless microphone and base remain available for purchase from ICOP. The terms of the resolution are confidential.

On February 3, 2010, we completed a registered direct offering (the “Financing Transaction”) of 3,500,000 shares of our common stock, Series 1 warrants to purchase up to 3,500,000 shares of common stock (the “Series 1 Warrants”) and Series 2 warrants to purchase up to 1,232,580 shares of common stock (the “Series 2 Warrants”). The initial exercise price of the Series 1 Warrants is $0.42 per share, and they are exercisable beginning six months and one day after the date of issuance until February 3, 2015. The initial exercise price of the Series 2 Warrants is $0.3833 per share, and they expire on May 4, 2010. The Series 1 Warrants and Series 2 Warrants together constitute the “Warrants.” Subject to certain customary exceptions, in the event of an issuance or deemed issuance by us of common stock (or securities convertible into common stock) at a per share price less than the then applicable Warrant exercise price (a “Dilutive Event”), then the Warrant exercise price will be reduced to that new issuance price; provided, however, that the adjusted exercise price will not be below $0.42 or $0.3833, as the case may be, without prior stockholder approval (as required by NASDAQ Marketplace Rule 5635). The Company paid the Chardan Capital Markets, LLC (the “Placement Agent”) an aggregate fee of 7.0% of the gross proceeds from the Financing Transaction. The Placement Agent also received a five-year warrant (the “Placement Agent Warrant”) to purchase (i) a number of shares equal to 3.0% of the shares sold to the investors and (ii) warrants (substantially similar to a Series 1 Warrant) to purchase a number of shares equal to 3.0% of the number of shares underlying the Warrants sold to the investors (subject to reduction in number as necessary to comply with the compensation limit pursuant to applicable guidelines of the Financial Industry Regulatory Authority). The placement agent agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

ICOP DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 10: Subsequent Events (cont.)

On January 19, 2010, the Company signed a lease modification agreement on its corporate headquarters to extend the expiration date to June 30, 2013. The Company also entered into an agreement to lease an additional 625 square feet for $1,500 per month.

January 13, 2010, the Company received a NASDAQ Staff Determination Letter indicating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, as set forth in NASDAQ Listing Rule 5550(a)(2) (the “Rule”), ICOP’s securities would be subject to delisting from NASDAQ. The Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) and appeared for its hearing before the Panel on February 25, 2010. ICOP’s securities will remain listed on The NASDAQ Capital Market until the Panel renders its final determination based upon the hearing. ICOP submitted a plan outlining its strategy for regaining compliance with the continued listing requirements. Under NASDAQ’s Listing Rules, the Panel may, at its discretion, determine to continue the Company’s listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the Staff’s determination Letter or through July 12, 2010. However, there can be no assurances that the Panel will do so or that the Company’s plans to exercise diligent efforts to maintain the listing of its securities on NASDAQ will be successful.

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

3.6	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.2	Form of Redeemable Public Warrant (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.3	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.4	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.5	Form of Warrant Agreement between the Registrant and Computershare Trust Company, Inc. and Form of Warrant, dated as of December 8, 2005 (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.6	Form of Purchase Warrant to placement agent (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.7	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

4.8	Form of Warrant issued to Elite Financial Communications Group, LLC (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.9	Form of Warrant issued to Lou Anemone (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.10	Form of Warrant issued to independent directors (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-3 filed January 4, 2006 (Reg. No. 333-130856), as amended).

4.11	Form of Securities Purchase Agreement, Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to the Form 8-K current report filed December 9, 2005).

10.1	Fourth Amended and Restated 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed October 16, 2009 (Reg. No. 333-162554).

10.2	Software Decode License Agreement dated as of January 7, 2005 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.3	Memorandum of Understanding between the Registrant and TriSquare Communications (Hong Kong) Co., Ltd., dated as of February 11, 2004 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.4	Development and Manufacturing Agreement between the Registrant and Tietech Co., Ltd., dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended). CTR

10.5	Commercial Lease Agreement dated April 12, 2005 (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form SB-2 filed April 4, 2005 (Reg. No. 333-123827), as amended).

10.6	First Lease Modification Agreement, dated January 19, 2010.

10.7	Amended and Restated Executive Employment Agreement dated as of March 16, 2008 with David C. Owen (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed May 14, 2008).

10.8	Amended and Restated Executive Employment Agreement dated as of March 16, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed May 14, 2008).

10.9	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 (Reg. No. 333-131038) filed January 13, 2006, as amended).

10.10	Promissory Note dated March 3, 2008 to Bank of Blue Valley (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed March 28, 2008).

10.11	Commercial and Industrial Real Estate Contract dated February 12, 2007 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.12	Commercial Lease Agreement dated February 22, 2007 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.13	Lease Amendment No. 1, dated September 13, 2007 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed March 28, 2008).

10.14	Commercial Line of Credit Agreement and Note dated January 9, 2008 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.15	Business Loan Agreement dated January 9, 2008 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.16	Commercial Security Agreement dated January 9, 2008 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.17	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with David C. Owen (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 13, 2008).

10.18	Agreement Terminating Stock Grant and Options dated as of July 10, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 13, 2008).

10.19	Non-Statutory Stock Option Agreement as of July 10, 2008 with David C. Owen (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed August 13, 2008).

10.20	Non-Statutory Stock Option Agreement as of July 10, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 13, 2008).

10.21	Purchasing Agreement, entered into November 10, 2008 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 14, 2008).

10.22	Amendment #1 to Purchasing Agreement entered into November 10, 2008 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed November 14, 2008).

10.23	Inventory Rider to Purchasing Agreement entered into November 10, 2008 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed November 14, 2008).

10.24	First Amendment to Executive Employment Agreement dated as of December 17, 2008 with David C. Owen (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.25	First Amendment to Executive Employment Agreement dated as of December 17, 2008 with Laura E. Owen (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (Reg. No. 333-152347) filed on July 15, 2008, as amended).

10.26	Development and Manufacturing Agreement dated as of November 5, 2008. (incorporated by reference to Exhibit 10.26 to the Form 10-K current report filed March 20, 2009). CTR

10.27	Changes in Terms Agreement with Bank of Blue Valley dated as of March 3, 2010.

10.28	Form of Class B Warrant (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 (Reg. No. 333-158551) filed on April 13, 2009, as amended.

10.29	ICOP Reseller Agreement between ICOP Digital, Inc. and JPS Communications Inc. dated July 15, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K current report filed on July 21, 2009).

10.30	Placement Agency Agreement with Chardan Capital Markets (incorporated by reference to Exhibit 1.1 to the Form 8-K current report filed January 29, 2010).

10.31	Securities Purchase Agreement dated as of January 29, 2010 (incorporated by reference to Exhibit 4.1 to the Form 8-K current report filed January 29, 2010).

10.32	Form of Series 1 Warrant (incorporated by reference to Exhibit 10.2 to the Form 8-K current report filed January 29, 2010).

10.33	Form of Series 2 Warrant (incorporated by reference to Exhibit 10.3 to the Form 8-K current report filed January 29, 2010).

10.34	Commercial Sublease Agreement dated January 19, 2010

10.35	Amendment #2 to Purchasing Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed November 12, 2009).

23.1	Consent of Cordovano and Honeck, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.