Form 10-Q
period 2010-03-31
ICOP DIGITAL, INC
filed 2010-05-13
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The issuer had 27,196,855 shares of its common stock issued and outstanding as of April 30, 2010, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

ICOP DIGITAL, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ICOP DIGITAL, INC.

Condensed Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,448,067	$1,171,943
Accounts receivable, net of allowances of $100,457 at March 31, 2010 and December 31, 2009	1,272,137	2,009,591
Inventory, at lower of cost or market	1,751,586	2,094,168
Prepaid Expenses	148,188	98,351
Other Assets	1,799,639	1,759,004

Total current assets	6,419,617	7,133,057
Property and equipment, net of accumulated depreciation $1,499,308 and $1,411,988 at March 31, 2010 and December 31, 2009, respectively	1,376,445	1,463,765
Other assets:
Deferred patent costs	100,753	95,906
Investment, at cost	25,000	25,000
Security deposit	20,758	18,258

Total other assets	146,511	139,164

Total assets	$7,942,573	$8,735,986

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$239,331	$370,998
Accrued liabilities	492,814	476,761
Notes payable	479,985	629,985
Due to factor	542,223	686,965
Unearned revenue—current portion	262,949	233,175

Total current liabilities	2,017,302	2,397,884
Other liabilities:
Unearned revenue—long term portion	338,266	420,009
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, no par value; 50,000,000 shares authorized, 27,196,855 and 23,602,944 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	37,896,201	36,469,313
Accumulated other comprehensive income	3,465	3,465
Retained deficit	(32,312,661)	(30,554,685)

Total shareholders’ equity	5,587,005	5,918,093

Total liabilities and shareholders’ equity	$7,942,573	$8,735,986

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
Sales, net of returns and allowances	$1,909,432	$2,248,533
Cost of sales	1,124,759	1,162,370

Gross profit	784,673	1,086,163
Operating expenses:
Selling, general and administrative	2,304,773	1,824,404
Research and development	173,576	216,979

Total operating expenses	2,478,349	2,041,383

Operating loss	(1,693,676)	(955,220)
Other income (expense):
Gain on derecognition of liabilities	—	52,765
Loss on disposal of property and equipment	—	(4,170)
Interest income	19	—
Interest expense	(66,974)	(37,035)
Other income	2,655	654

Loss before income taxes	(1,757,976)	(943,006)
Income tax provision	—	—

Net Loss	$(1,757,976)	$(943,006)

Basic and diluted net loss per share	$(0.07)	$(0.13)

Basic and diluted weighted average common shares outstanding	25,818,179	7,299,175

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	23,602,944	$36,469,313	$3,465	$(30,554,685)	$5,918,093

Stock issued under employee stock purchase plan	—	—	33,911	12,547			12,547
Stock issued in exchange for services	—	—	60,000	25,200			25,200
Stock options issued in exchange for services	—	—		220,088			220,088
Registered Direct Offering—net of offering costs $201,023			3,500,000	1,169,053			1,169,053
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—			—		—
Net loss	—	—				(1,757,976)	(1,757,976)

Total comprehensive loss							(1,757,976)

Balance at March 31, 2010	—	$—	27,196,855	$37,896,201	$3,465	$(32,312,661)	$5,587,005

See accompanying notes to condensed financial statements

ICOP DIGITAL, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,757,976)	$(943,006)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	87,349	154,136
Stock-based compensation expense	245,288	48,528
Gain on derecognition of liabilities		(52,765)
Loss on disposal of property and equipment	—	4,170
Changes in operating assets/liabilities:
Accounts Receivable	737,454	634,099
Inventory	342,582	1,011,160
Prepaids and other	(90,472)	(253,838)
Accounts payable	(131,667)	(162,389)
Accrued liabilities	26,058	23,751

Net cash provided (used) in operating activities	(541,384)	463,846

Cash flows from investing activities:
Purchases of property and equipment	—	(11,759)
Proceed from the sale of property and equipment	—	9,000
Deferred patent costs	(4,876)	—
Deposits	(2,500)	—

Net cash used in investing activities	(7,376)	(2,759)

Cash flows from financing activities:
Proceeds from factoring and line of credit	2,400,000	2,310,459
Payments on factoring and line of credit	(2,606,716)	(2,187,822)
Payments on note payable	(150,000)	(150,000)
Proceeds from the issuance of common stock	1,354,097	16,870
Payment of offering costs	(172,497)	—

Net cash (used) provided in financing activities	824,884	(10,493)

Effect of currency exchange rate changes on cash	—	1,326

Net change in cash	276,124	451,920
Cash, beginning of period	1,171,943	99,192

Cash, end of period	$1,448,067	$551,112

Supplemental disclosure of cash flow information:
Interest paid	$66,974	$37,035

Non-cash investing and financing transactions
Transfer of inventory for internal use	$—	$33,948

Offering costs from Placement Agent warrants	$28,526

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1: Basis of Presentation

The condensed balance sheet at December 31, 2009 has been derived from financial statements audited by Cordovano and Honeck, LLP as indicated by its report included by the Form 10-K. The accompanying unaudited financial statements at March 31, 2010 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three- month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Note 3: Inventory

Inventories are valued at the lower of cost or market. We take physical counts of inventories quarterly, and review the provision for potential losses from obsolete, excess or slow-moving inventories. The components of inventory, as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials	$305,765	$126,064
Work in process	78,813	101,548
Finished Goods	1,367,008	1,866,556

	$1,751,586	$2,094,168

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Note 4: Other Current Assets

The components of other current assets, as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Deposits on inventory purchases	$1,628,659	$1,585,495
Inventory for parts	169,534	172,127
Other	1,446	1,382

	$1,799,639	$1,759,004

Note 5: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Land	$1,000,259	$1,000,259
Equipment	1,162,991	1,162,991
Vehicles	235,976	235,976
Furniture	285,737	285,737
Leasehold improvements	190,790	190,790

	2,875,753	2,875,753
Less: accumulated depreciation	(1,499,308)	(1,411,988)

	$1,376,445	$1,463,765

Note 6: Debt Obligations

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $2,500,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 31, 2010, the balance outstanding under the Purchasing Agreement was $542,223 and the Company was in compliance with the Net Worth Covenant.

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

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

On March 3, 2010, we renewed our $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $479,985 in principal amount. The principal bears interest at 8%, payable monthly. The Company executed the loan agreement in order to purchase land on which the Company may use to construct a new corporate headquarters after its current lease expires. The loan is principally secured by the purchased land.

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

	March 31, 2010	December 31, 2009
	(unaudited)
Unearned revenue, beginning balance	$652,144	$466,983
Revenue deferred for new extended warranties sold	43,854	382,533
Revenue recognized	(94,783)	(196,228)
Unfulfilled warranty liability	—	(104)

Unearned revenue at the end of period	$601,215	$653,184

Current portion	$262,949	$233,175
Non-current portion	338,266	420,009

Unearned revenue at the end of period	$601,215	$653,184

Note 8: Shareholders’ Equity

Registered Direct Offering

On February 3, 2010, the Company completed a registered direct offering (the “Financing Transaction”) of 3,500,000 shares of our common stock, Series 1 warrants to purchase up to 3,500,000 shares of common stock (the “Series 1 Warrants”) and Series 2 warrants to purchase up to 1,232,580 shares of common stock (the “Series 2 Warrants”). The initial exercise price of the Series 1 Warrants is $0.42 per share, and they are exercisable beginning six months and one day after the date of issuance until February 3, 2015. The initial exercise price of the Series 2 Warrants is $0.3833 per share, and they expire on May 4, 2010. The Series 1 Warrants and Series 2 Warrants together constitute the “Warrants.” Subject to certain customary exceptions, in the event of an issuance or deemed issuance by us of common stock (or securities convertible into common stock) at a per share price less than the then applicable Warrant exercise price (a “Dilutive Event”), then the Warrant exercise price will be reduced to that new issuance price; provided, however, that the adjusted exercise price will not be below $0.42 or $0.3833, as the case may be, without prior stockholder approval (as required by NASDAQ Marketplace Rule 5635). The Company paid Chardan Capital Markets, LLC (the “Placement Agent”) an aggregate fee of 7.0% of the gross proceeds from the Financing Transaction. The Placement Agent also received a five-year warrant (the “Placement Agent Warrant”) to purchase (i) a number of shares equal to 3.0% of the shares sold to the investors and (ii) warrants (substantially similar to a Series 1 Warrant) to purchase a number of shares equal to 3.0% of the number of shares underlying the Warrants sold to the investors (subject to reduction in number as necessary to comply with the compensation limit pursuant to applicable guidelines of the Financial Industry Regulatory Authority). The placement agent agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

ICOP DIGITAL, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

Sale of Common Stock

During the first quarter 2010, the Company received proceeds of $10,665 in connection with employees purchasing 33,911 shares of its common stock under the Company’s Employee Stock Purchase Plan.

Awards of Restricted Common Stock and Stock Options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $220,088 and $48,528 has been recorded in the three month period ended March 31, 2010 and 2009, respectively.

Note 9: Income Taxes

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

Note 10: Contingencies

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

On November 5, 2009, L-3 and the Company agreed to settlement terms in a mediation hearing. On February 22, 2010, the Company announced it had resolved all pending litigation with L-3 and that litigation between the parties had been dismissed with prejudice.

Forward Looking Statements

This report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to material known and unknown risks and uncertainties. These forward-looking statements include information about possible or assumed financial results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate,” and “estimate,” the negative of these words or other comparable words. These statements are only predictions and expressions of belief. You should not place undue reliance on these forward-looking statements. These forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and contingencies that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, the risks and uncertainties described in “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements.

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

For the Three Months Ended March 31, 2010 and 2009

Results of Operations

Sales

Sales for the three months ended March 31, 2010 and 2009 were $1,909,432 and $2,248,533, respectively, a decrease of $339,101 (15.1%) due to a reduction in units sold.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 and 2009 were $1,124,759 and $1,162,370, respectively, a decrease of $37,611 (3.2%). The decline is in relation to the decrease in units shipped.

Gross Margin

Gross margin was 41.1% for the three months ended March 31, 2010 compared to 48.3% for the three months ended March 31, 2009. The decline is due to lower margins in 2010 for certain markets.

Operating Expenses

Operating expenses were $2,478,349 and $2,041,383 for the three months ended March 31, 2010 and 2009, respectively, an increase of $436,966 (21.4%).

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009, were $2,304,773 and $1,824,404, respectively, an increase of $480,369 (26.3%). The increase is mainly due to stock based compensation, professional services and travel costs offset by the decline in research and development projects and depreciation. The increase in professional services is due primarily to legal costs regarding the L-3 litigation, which is now settled, and the NASDAQ hearing expenses associated with maintaining our NASDAQ listing, both of which are onetime events. The increase in travel costs is attributed to trade events, activities relating to a newly formed client services team and greater focus on direct sales.

Research and Development

Research and development expenses for the three months ended March 31, 2010 and 2009 were $173,576 and $216,979, respectively, a decrease of $43,403 (20.0%). The decrease is the result of the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $245,287 and $48,528 respectively, an increase of $196,759 (405.5%). The increase is due to more options granted in the first quarter of 2010 compared to the first quarter 2009.

Other Income (Expenses)

Interest Expense

Interest expense was $66,974 and $37,035 for the three months ended March 31, 2010 and 2009, respectively, an increase of $29,939 (80.8%). The increase is due to the interest and factoring fees for advances on the Purchasing Agreement.

Liquidity and Capital Resources

Working Capital

On March 31, 2010, the Company had $1,448,067 in cash, $1,272,137 in accounts receivable, $1,751,586 in inventory, $1,947,827 in prepaid expenses and other current assets and $2,017,302 in current liabilities, for a net working capital of $4,402,315.

Operating Cash Flows

Net cash used in operating activities for the three months ended March 31, 2010 was $541,384 compared to net cash provided of $463,846 for the three months ended March 31, 2009. The increase in net cash used from operations is mainly due to the decreases in inventory and accounts receivable in 2009. The increase is also attributed to a higher net loss in the 2010 three month period compared to the 2009 three month period.

Investing Activity Cash Flows

Net cash used in investing activities for the three months ended March 31, 2010 was $7,376, primarily for deferred patent and deposit expenses, compared to $2,759 for the three months ended March 31, 2009, for the sales and purchases of equipment.

Financing Activity Cash Flows

Net cash provided by financing activities was $824,884 for the three months ended March 31, 2010, primarily from the closing of registered direct offering along with proceeds and collections from the Purchasing Agreement, compared to net cash used of $10,493 for the three months ended March 31, 2009, substantially the proceeds and collections from the Purchasing Agreement.

Other Sources of Capital

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $2,500,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On March 31, 2010, the balance outstanding under the Purchasing Agreement was $542,223 and the Company was in compliance with the Net Worth Covenant.

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

Our Capital Requirements

We have incurred significant operating losses and negative cash flow from operations since inception. We intend to utilize our financing arrangement to supplement operating cash and fund operations in the near future. However, our ability to obtain sufficient advances under our financing arrangement to meet our operating capital requirements for the foreseeable future may be dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. We will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two, or raise additional capital or additional debt financing in order to sustain future operations. In February 2010, we completed a registered direct offering of our equity securities and were able to generate approximately $1,182,000 in net proceeds for inventory purchases and general corporate purposes. The securities were sold pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission on October 28, 2009. Our ability to sell additional securities using the shelf registration statement may be constrained by our stock price; and unless the trading price of our stock rises significantly, we will need to find alternative methods of raising capital.

We are required to meet NASDAQ’s continued listing requirements (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock and warrants on the NASDAQ Capital Market. We have not been in compliance with the minimum bid price requirement, but we have been allowed continued listing, subject to the condition that on or before July 12, 2010, we must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days (or such longer period as NASDAQ may determine). We cannot provide assurance that our stock price will recover within the permitted grace period. If our common stock and other securities are delisted, the value of our stock could suffer a material decline, and it could become significantly more difficult for us to raise the capital necessary to carry out our business plan or sustain operations.

In connection with the minimum bid price requirement, we are seeking shareholder approval of a proposal to permit a reverse stock split of our common stock. However, there is no guarantee that shareholder approval will be obtained or that, even if shareholder approval is obtained, implementation of a reverse stock split would satisfy the minimum bid price requirement. Further, even if our shareholders approve the proposal to permit a reverse stock split, we are contractually obligated to obtain written consent from both holders of the Series 1 Warrants and Series 2 Warrants before affecting a reverse stock split, and one of the warrant holders has communicated to us that it intends to withhold consent. Consequently, if we are unable to timely obtain the written consents, we may not implement a reverse stock split, even if shareholder approval is obtained.

We have no commitments for material capital expenditures.

Employees

We had 52 full-time employees at March 31, 2010, remaining unchanged from December 31, 2009.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of March 31, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ICOP DIGITAL, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Note 10 to the condensed financial statements in Part I is incorporated by reference to this Item 1.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

An index of exhibits begins on page 17 of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: May 13, 2010	By:	/S/ DAVID C. OWEN
David C. Owen Chief Executive Officer

Date: May 13, 2010	By:	/S/ MICKIE R. KOSLOFSKY
Mickie R. Koslofsky Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

Exhibit 3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

Exhibit 3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

Exhibit 3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

Exhibit 3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

Exhibit 3.6	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

Exhibit 10.1	Lease Agreement between Meritex and ICOP dated April 7, 2010. *

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith