Form 10-Q
period 2010-06-30
ICOP DIGITAL, INC
filed 2010-08-13
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The issuer had 2,719,918 shares of its common stock issued and outstanding as of July 30, 2010, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$326,314	$1,171,943
Accounts receivable, net of allowances of $100,457 at June 30, 2010 and December 31, 2009	1,340,750	2,009,591
Inventory, at lower of cost or market	2,144,800	2,094,168
Prepaid Expenses	123,893	98,351
Other Assets	1,380,879	1,759,004

Total current assets	5,316,636	7,133,057

Property and equipment, net of accumulated depreciation $1,573,720 and $1,411,988 at June 30, 2010 and December 31, 2009, respectively	1,299,120	1,463,765

Other assets:
Deferred patent costs	100,667	95,906
Investment, at cost	25,000	25,000
Security deposit	20,758	18,258

Total other assets	146,425	139,164

Total assets	$6,762,181	$8,735,986

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$361,845	$370,998
Accrued liabilities	529,547	476,761
Notes payable	479,985	629,985
Due to factor	553,809	686,965
Unearned revenue - current portion	258,573	233,175

Total current liabilities	2,183,759	2,397,884

Other liabilities:
Unearned revenue - long term portion	317,496	420,009

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, no par value; 50,000,000 shares authorized, 2,719,918 and 2,360,294 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	37,708,155	36,469,313
Accumulated other comprehensive income	3,465	3,465
Retained deficit	(33,450,694)	(30,554,685)

Total shareholders’ equity	4,260,926	5,918,093

Total liabilities and shareholders’ equity	$6,762,181	$8,735,986

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales, net of returns and allowances	$1,826,790	$1,601,463	$3,736,222	$3,849,996
Cost of sales	1,044,389	748,623	2,169,147	1,910,993

Gross profit	782,401	852,840	1,567,075	1,939,003

Operating expenses:
Selling, general and administrative	1,700,925	2,002,398	4,005,699	3,826,803
Research and development	176,153	183,918	349,729	400,898

Total operating expenses	1,877,078	2,186,316	4,355,428	4,227,701

Operating loss	(1,094,677)	(1,333,476)	(2,788,353)	(2,288,698)

Other income (expense):
Gain on derecognition of liabilities	—	—	—	52,765
Gain/(Loss) on disposal of property and equipment	403	(2,477)	403	(6,646)
Interest income	27	31	46	36
Loss on extended warranties		(1,345)		(1,345)
Interest expense	(46,659)	(60,318)	(113,634)	(97,354)
Other income	2,874	8,046	5,529	8,697

Loss before income taxes	(1,138,032)	(1,389,539)	(2,896,009)	(2,332,545)

Income tax provision	—	—	—	—

Net Loss	$(1,138,032)	$(1,389,539)	$(2,896,009)	$(2,332,545)

Basic and diluted net loss per share	$(0.48)	$(1.44)	$(1.09)	$(2.75)

Basic and diluted weighted average common shares outstanding	2,360,315	965,490	2,651,143	847,057

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	(Loss) Income	Deficit	Total
Balance at December 31, 2009	—	$—	2,360,294	$36,469,313	$3,465	$(30,554,685)	$5,918,093

Stock issued under employee stock purchase plan	—	—	3,391	12,547			12,547
Stock issued in exchange for services	—	—	6,000	25,200			25,200
Stock options issued in exchange for services	—	—		67,981			67,981

Registered Direct Offering - net of offering costs $282,503			350,232	1,133,114			1,133,114
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—			—		—
Net loss	—	—				(2,896,009)	(2,896,009)

Total comprehensive loss							(2,896,009)

Balance at June 30, 2010	—	$—	2,719,918	$37,708,155	$3,465	$(33,450,694)	$4,260,926

See accompanying notes to condensed financial statements

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,896,009)	$(2,332,545)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	164,040	282,979
Stock-based compensation expense	93,181	247,838
Gain on derecognition of liabilities		(52,765)
Loss on disposal of property and equipment	(403)	6,646
Changes in operating assets/liabilities:		—
Accounts Receivable	668,841	917,223
Inventory	(50,632)	1,289,512
Prepaids and other	352,583	(1,341,762)
Accounts payable	(9,153)	(199,223)
Accrued liabilities	80,649	136,735

Net cash provided (used) in operating activities	(1,596,903)	(1,045,362)

Cash flows from investing activities:
Purchases of property and equipment	—	(14,923)
Proceed from the sale of property and equipment	1,123	23,038
Deferred patent costs	(4,876)	—
Deposits	(2,500)	—

Net cash used in investing activities	(6,253)	8,115

Cash flows from financing activities:
Proceeds from factoring agreement	4,124,500	3,441,177
Payments on factoring agreement	(4,362,634)	(3,935,978)
Payments on note payable	(150,000)	(150,000)
Proceeds from the issuance of common stock	1,354,097	2,704,559
Payment of offering costs	(208,436)	—

Net cash (used) provided in financing activities	757,527	2,059,758

Effect of currency exchange rate changes on cash	—	3,172

Net change in cash	(845,629)	1,025,683
Cash, beginning of period	1,171,943	99,192

Cash, end of period	$326,314	$1,124,875

Supplemental disclosure of cash flow information:
Interest paid	$113,634	$97,354

Non-cash investing and financing transactions
Transfer of inventory for internal use	$—	$34,864

Offering costs from Placement Agent warrants	$74,073	$—

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Notes to Condensed Financial Statements

Note 1: Basis of Presentation

The condensed balance sheet at December 31, 2009 has been derived from financial statements audited by Cordovano and Honeck, LLP as indicated by its report included by the Form 10-K. The accompanying unaudited financial statements at June 30, 2010 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three- and six- month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Going Concern

The Company has incurred significant losses, negative cash flow from operations, and has no history of operating at profitable levels. During the six months ended June 30, 2010, the Company incurred net losses of $2,800,000 and could continue to incur losses in the future until product sales are sufficient to sustain profitability. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

Until the Company can demonstrate sustained profitability, its ability to continue as a going concern is dependent upon obtaining additional financing in the future. The Company has primarily relied on financing through the sale of common stock. There can be no assurance that additional financing will be available. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed financial statements.

Reverse Stock Split

On June 22, 2010, the Company effected a one-for-ten reverse stock split of the Company’s common stock. As a result, the Company’s shareholders received one new share of common stock in exchange for every ten shares that they held immediately prior to the effective date. The Company did not issue any fractional shares as a result of the reverse split. Instead, Company shareholders who would otherwise have been entitled to a fraction of a share received a full share of common stock. The purpose of the reverse stock split was to enable the Company to regain compliance with the minimum $1.00 per share bid price requirement for continued listing of the Company’s common stock on the NASDAQ Capital Market. All share or per share information included in these unaudited Condensed Financial Statements and Notes to Condensed Financial Statements have been retroactively restated to effect the reverse stock split.

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

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Notes to Condensed Financial Statements

Note 3: Inventory

Inventories are valued at the lower of cost or market. We take physical counts of inventories quarterly, and review the provision for potential losses from obsolete, excess or slow-moving inventories. The components of inventory, as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$359,357	$126,064
Work in process	83,389	101,548
Finished goods	1,702,054	1,866,556

	$2,144,800	$2,094,168

Note 4: Other Current Assets

The components of other current assets, as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Deposits on inventory purchases	$1,212,437	$1,585,495
Inventory for parts	167,117	172,127
Other	1,325	1,382

	$1,380,879	$1,759,004

Note 5: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation, as of June 30, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Land	$1,000,259	$1,000,259
Equipment	1,161,153	1,162,991
Vehicles	235,976	235,976
Furniture	284,662	285,737
Leasehold improvements	190,790	190,790

	2,872,840	2,875,753
Less: accumulated depreciation	(1,573,720)	(1,411,988)

	$1,299,120	$1,463,765

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Notes to Condensed Financial Statements

Note 6: Debt Obligations

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $2,500,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On June 30, 2010, the balance outstanding under the Purchasing Agreement was $553,809 and we were in compliance with the Net Worth Covenant.

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

On March 3, 2010, we renewed our $780,000 loan agreement with the Bank of Blue Valley by paying the principal down by $150,000 and entering into a one-year note for $479,985 in principal amount. The principal bears interest at 8%, payable monthly. The Company executed the loan agreement in order to purchase land which the Company may use to construct a new corporate headquarters after its current lease expires. The loan is principally secured by the purchased land.

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

	June 30, 2010	December 31, 2009
	(unaudited)
Unearned revenue, beginning balance	$652,144	$466,983
Revenue deferred for new extended warranties sold	114,870	382,533
Revenue recognized	(190,945)	(196,228)
Unfulfilled warranty liability	—	(104)

Unearned revenue at the end of period	$576,069	$653,184

Current portion	$258,573	$233,175
Non-current portion	317,496	420,009

Unearned revenue at the end of period	$576,069	$653,184

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Notes to Condensed Financial Statements

Note 8: Shareholders’ Equity

Registered Direct Offering

On February 3, 2010, the Company completed a registered direct offering (the “Financing Transaction”) to two institutional investors (the “Financing Transaction Investors”) of 350,000 shares of our common stock, Series 1 warrants to purchase up to 350,000 shares of common stock (the “Series 1 Warrants”) and Series 2 warrants to purchase up to 123,258 shares of common stock (the “Series 2 Warrants”). The net proceeds to the Company from the Financing Transaction, after deducting transaction costs and Placement Agent fees, was approximately $1,182,000. The exercise price of the Series 1 Warrants is $4.20 per share, and they are currently exercisable until February 3, 2015. The initial exercise price of the Series 2 Warrants was $3.833 per share, and they expired on May 4, 2010. The Series 1 Warrants and Series 2 Warrants are collectively referred to as the “Warrants.” Subject to certain customary exceptions, in the event of an issuance or deemed issuance by us of common stock (or securities convertible into common stock) at a per share price less than the then applicable Warrant exercise price (a “Dilutive Event”), then the Warrant exercise price will be reduced to that new issuance price; provided, however, that the adjusted exercise price will not be below a floor price of $4.20 or $3.833, as the case may be, without prior stockholder approval (as required by NASDAQ Marketplace Rule 5635). The required shareholder approval was obtained on June 3, 2010. The Company paid Chardan Capital Markets, LLC (the “Placement Agent”) an aggregate fee of 7.0% of the gross proceeds from the Financing Transaction. The Placement Agent also received a five-year warrant (the “Placement Agent Warrant”) to purchase (i) a number of shares equal to 3.0% of the shares sold to the investors and (ii) warrants (substantially similar to a Series 1 Warrant) to purchase a number of shares equal to 3.0% of the number of shares underlying the Warrants sold to the investors (subject to reduction in number as necessary to comply with the compensation limit pursuant to applicable guidelines of the Financial Industry Regulatory Authority). The placement agent agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

Sale of Common Stock

During the first quarter of 2010, the Company received proceeds of $10,665 in connection with employees purchasing 3,391 shares of its common stock under the Company’s Employee Stock Purchase Plan.

Awards of Restricted Common Stock and Stock Options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $67,980 and $247,838 has been recorded in the six month period ended June 30, 2010 and 2009, respectively. The reduction in expense for the six month period year over year was due to the Company’s expectation that it will not meet the performance requirement condition of certain options granted. As a result, the Company has determined that no compensation expense related to the performance condition stock options granted is necessary until that performance condition becomes probable.

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

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Notes to Condensed Financial Statements

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

Note 10: Contingencies

On June 22, 2010, the Company effected a one-for-ten reverse stock split of its common stock (the “Reverse Stock Split”). The purpose of the Reverse Stock Split was to enable the Company to regain compliance with the minimum $1.00 per share bid price requirement for continued listing on the NASDAQ Capital Market. On June 3, 2010, our shareholders approved, by a majority of 80.3% of the shares voting, an amendment to our Articles of Incorporation, as amended, and a reverse stock split of our common stock, and voted to grant our Board of Directors the authority to set the ratio of the reverse stock split within the range of one-for-two to one-for-ten, or not to complete any reverse stock split, in their discretion. We believe that if our common stock had been delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and that the price of our stock could therefore suffer a material decline. We also believe that delisting would have impaired our ability to raise capital, and would also have impaired the value of our outstanding warrants, including the Warrants issued to the Financing Transaction Investors. We further believe that if our common stock was delisted, a market maker would have to sponsor quotation of our common stock on the OTC Bulletin Board, and our common stock could become subject to the SEC’s penny stock regulations. We believe the regulations affecting penny stocks could severely affect the market liquidity for our common stock and limit our shareholders’ ability to sell our common stock in the secondary market. We believe that this loss of liquidity would have severely adversely affected not only our shareholders and warrant holders, but also the value of the Warrants held by the Financing Transaction Investors.

Pursuant to authority granted by our shareholders, our Board of Directors determined that the Reverse Stock Split was the only means reasonably assured to retain our NASDAQ listing and that the Reverse Stock Split was therefore in the best interests of our shareholders, warrant holders and the Financing Transaction Investors alike.

The Securities Purchase Agreement relating to the Financing Transaction contains a provision that required us to obtain the written consent of the Financing Transaction Investors prior to effecting the Reverse Stock Split. We requested, but did not obtain, such written consent from the Financing Transaction Investors prior to the June 3, 2010 shareholders meeting, and also prior to effecting the Reverse Stock Split.

We have requested a waiver from the Financing Transaction Investors of the written consent requirement in the Securities Purchase Agreement with respect to the Reverse Stock Split. We have held discussions with the Financing Transaction Investors with the objective of arriving at a mutually acceptable waiver agreement. During the course of these discussions, however, rather than respond to our proposal, the Financing Transaction Investors filed a lawsuit against us (the “Financing Transaction Litigation”). The Financing Transaction Litigation was filed in the United States District Court for the Southern District of New York and is titled Alpha Capital Anstalt and Iroquois Master Fund, Ltd., Plaintiffs, v. ICOP Digital, Inc., Defendant, Case No. 10 CV 5924. The plaintiffs are demanding injunctive relief and an unspecified amount of damages, interest and attorneys’ fees alleging breach of the Securities Purchase Agreement, fraud and breach of representation arising from the implementation of the Reverse Stock Split without the plaintiffs’ written consent. Since the plaintiffs have not claimed a specified amount of damages, we are unable to estimate the probable exposure to the company for this litigation at this present time.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Forward Looking Statements

This report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to material known and unknown risks, uncertainties and contingencies. These forward-looking statements include information about possible or assumed financial results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate,” and “estimate,” the negative of these words or other comparable words. These statements are only predictions and expressions of belief. You should not place undue reliance on these forward-looking statements. These forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and contingencies that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, the risks and uncertainties described in “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission (“SEC”) and the risks and uncertainties listed below. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements.

•	Our ability to continue as a going concern, as discussed in Note 1 to the Condensed Financial Statements.

•

The cost of defending and the ultimate outcome of the Financing Transaction Litigation, and the potential impact of the Financing Transaction Litigation on the market price of our common stock, our marketing efforts, and our ability to raise new capital from potential lenders and investors

•

Our potential need for additional capital to acquire inventory and support operations beyond the capital raised in the Financing Transaction, the availability of which may depend in part on obtaining a waiver from the Financing Transaction Investors of certain “price dilution” provisions in the Financing Transaction documents

•	Our ability to maintain our listing on the NASDAQ Capital Market

•	Our history of losses and our expectation of continued losses for the near term

•	Our ability to achieve profitable operations and positive cash flow in the future

•	Our negative cash flow and our continued reliance on outside capital to support operations

•	The current recession and budgetary pressures on state and local law enforcement agencies, which comprise a material segment of our customer base

•	Our limited operating history

•	The effect of our continuing losses and negative cash flow on our competitiveness

•	Our ability to penetrate new markets in the United States and abroad, including homeland security

•

Provisions in the Financing Transaction documents granting the Financing Transaction Investors dilution protection that could result in their acquisition of greater than a 20% interest in the Company at a price below the floor price established in the Series 1 Warrants upon the occurrence of certain defined events, which could have a dilutive effect on our current shareholders

•

The potential affect on the market price of our common stock if the Financing Transaction Investors exercise their Series 1 Warrants and sell significant quantities of the underlying common stock into the market

•	Provisions in the Financing Transaction Documents permitting the Financing Transaction Investors to make short sales of our common stock, which may depress the market price of our common stock

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

•	Unfavorable foreign exchange ratios between the U.S. Dollar and the Japanese Yen have increased our inventory costs

•	A number of companies engaged in our industry have gone out of business, and we are beginning to attract competition from much larger companies that are entering our industry

•	Risks and uncertainties of marketing our products in foreign countries

•	Our need to continually improve our products and develop new products in order to remain competitive

•	Potential competition from new developments in surveillance technology

•	Any failure to fill orders on a timely basis may cause us to lose potential sales

•	Our continued ability to comply with the Net Worth Covenant in the Purchasing Agreement

•	Our dependence on foreign companies to manufacture our products

•	Our dependence on our management to operate and grow the Company

•	Our ability to manage growth

•	The effectiveness of our internal financial controls and disclosure controls and procedures

•	Our potential exposure to product warranty claims and claims for defective products

•	Our operating results may fluctuate, which may make it difficult to predict future results

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

For the Three Months Ended June 30, 2010 and 2009

Results of Operations

Sales

Sales for the three months ended June 30, 2010 and 2009 were $1,826,790 and $1,601,463, respectively, an increase of $225,327 (14.1%) due to continued market penetration and customer re-orders.

Cost of Sales

Cost of sales for the three months ended June 30, 2010 and 2009 were $1,044,389 and $748,623, respectively, an increase of $295,766 (39.5%). Cost of sales as a percentage of sales was 57.2% for second quarter of 2010 compared to 46.7% for the second quarter of 2009. The increase in the amount and percentage of cost of sales was due to an increase in units shipped for the three month period in 2010 as compared to 2009, and to the cost of inventory being higher in 2010 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Gross Margin

Gross margin was 42.8% for the three months ended June 30, 2010 compared to 53.3% for the three months ended June 30, 2009. The decline is due to the cost of inventory being higher in 2010 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Operating Expenses

Operating expenses were $1,877,078 and $2,186,316 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $309,238 (14.1%). The decrease is mainly due to the decline in depreciation, stock based compensation and research and development costs as a result of projects being brought to maturity. Overall operating expenses as a percentage of sales decreased from 136.5% in 2009 to 102.8% for the three months ended June 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009, were $1,700,925 and $2,002,398, respectively, a decrease of $301,473 (15.1%). The decrease is mainly due to the decline in depreciation and stock based compensation offset by increase in travel costs. The increase in travel costs is attributed to trade events, activities relating to a recently formed client services team and greater focus on direct sales.

Research and Development

Research and development expenses for the three months ended June 30, 2010 and 2009 were $176,153 and $183,918, respectively, a decrease of $7,765 (4.2%). The decrease is the result of the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $(152,107) and $199,310 respectively, a decrease of $351,417 (176.3%). The reduction in expense was due to the Company’s expectation that it will not meet the performance requirement condition of certain options granted. As a result, the Company has determined that no compensation expense related to the performance conditions stock options granted is necessary until that performance condition becomes probable.

Other Income (Expenses)

Interest Expense

Interest expense was $46,659 and $60,318 for the three months ended June 30, 2010 and 2009, respectively, a decrease of $13,659 (22.6%). The decrease is due to the interest and factoring fees for advances on the Purchasing Agreement.

For the Six Months Ended June 30, 2010 and 2009

Results of Operations

Sales

Sales for the six months ended June 30, 2010 and 2009 were $3,736,222 and $3,849,996, respectively, a decrease of $113,774 (3.0%) due to a reduction in units sold.

Cost of Sales

Cost of sales for the six months ended June 30, 2010 and 2009 were $2,169,147 and $1,910,993, respectively, an increase of $258,154 (13.5%). Cost of sales as a percentage of sales was 58.1% for the six month period for 2010 as compared to 49.6% for the same period in 2009. The increase in amount and percentage of cost of sales was due to the cost of inventory being higher in 2010 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Gross Margin

Gross margin was 41.9% for the six months ended June 30, 2010 compared to 50.4% for the six months ended June 30, 2009. The decline is due to higher margins in 2009 for certain markets along with the result of the cost of inventory being higher in 2010 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Operating Expenses

Operating expenses were $4,355,428 and $4,227,701 for the six months ended June 30, 2010 and 2009, respectively, an increase of $127,727 (3.0%). Overall operating expenses as a percentage of sales increased from 109.8% in 2009 to 116.6% for the six months ended June 30, 2010. This increase is mainly due to the expenses incurred in professional services and travel costs. The increase in professional services is due primarily to legal costs regarding the L-3 litigation, which is now settled, and the NASDAQ hearing expenses associated with maintaining our NASDAQ listing, both of which are onetime events. The increase in travel costs is attributed to trade events, activities relating to a recently formed client services team and greater focus on direct sales.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2010 and 2009, were $4,005,699 and $3,826,803, respectively, an increase of $178,896 (4.7%). The increase is mainly due to professional services and travel costs offset by the decline in research and development projects and depreciation. The increase in professional services is due primarily to unusual legal costs regarding the L-3 litigation, which is now settled, and the NASDAQ hearing expenses associated with maintaining our NASDAQ listing, both of which are onetime events. Excluding the expenses associated with these items, our operating expenses would remain flat year over year for the six month period ended June 30. The increase in travel costs is attributed to an increase in trade show event participation, activities relating to an elevated focus on client services and direct sales.

Research and Development

Research and development expenses for the six months ended June 30, 2010 and 2009 were $349,729 and $400,898, respectively, a decrease of $51,169 (12.8%). The decrease is the result of the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2010 and 2009 was $67,980 and $247,838 respectively, a decrease of $179,858 (72.6%). The decrease is due to fewer options granted in the first six months of 2010 compared to 2009. The reduction in expense for the six month period year over year was due to the Company’s expectation that it will not meet the performance requirement condition of certain options granted. As a result, the Company has determined that no compensation expense related to the performance condition stock options granted is necessary until that performance condition becomes probable.

Other Income (Expenses)

Interest Expense

Interest expense was $113,634 and $97,354 for the six months ended June 30, 2010 and 2009, respectively, an increase of $16,280 (16.7%). The increase is due to the interest and factoring fees for advances on the Purchasing Agreement.

Liquidity and Capital Resources

Working Capital

On June 30, 2010, we had $326,314 in cash, $1,340,750 in accounts receivable, $2,144,800 in inventory, $1,504,772 in prepaid expenses and other current assets and $2,183,759 in current liabilities, for a net working capital of $3,132,877.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Operating Cash Flows

Net cash used in operating activities for the six months ended June 30, 2010 was $1,596,903 compared to $1,045,362 for the six months ended June 30, 2009. The increase in net cash used in operations is mainly due to decreases in inventory and accounts receivable in 2009. The increase is also attributed to a higher net loss in the 2010 six month period compared to the same six month period in 2009.

Investing Activity Cash Flows

Net cash used in investing activities for the six months ended June 30, 2010 was $6,253, primarily for deferred patent and deposit expenses, compared to net cash provided of $8,115 for the six months ended June 30, 2009, for the sales and purchases of equipment.

Financing Activity Cash Flows

Net cash provided by financing activities was $757,527 for the six months ended June 30, 2010, primarily from the closing of the Financing Transaction along with proceeds and collections from the Purchasing Agreement, compared to $2,059,758 for the six months ended June 30, 2009, substantially the closing of a public offering along with proceeds and collections from the Purchasing Agreement.

Other Sources of Capital

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $2,500,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. On June 30, 2010, the balance outstanding under the Purchasing Agreement was $553,809 and we were in compliance with the Net Worth Covenant.

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

On February 3, 2010, we completed a registered direct offering (the “Financing Transaction”) of 350,000 shares of our common stock, Series 1 warrants to purchase up to 350,000 shares of common stock (the “Series 1 Warrants”) and Series 2 warrants to purchase up to 123,258 shares of common stock (the “Series 2 Warrants”), all on a post-Reverse Stock Split basis. The initial exercise price of the Series 1 Warrants is $4.20 per share, and they are currently exercisable until February 3, 2015. The initial exercise price of the Series 2 Warrants was $3.833 per share, and they expired on May 4, 2010. The Series 1 Warrants and Series 2 Warrants are referred to collectively as the “Warrants.” Subject to certain customary exceptions, in the event of an issuance or deemed issuance by us of common stock (or securities convertible into common stock) at a per share price less than the then applicable Warrant exercise price (a “Dilutive Event”), then the Warrant exercise price will be reduced to that new issuance price. The Company paid Chardan Capital Markets, LLC (the “Placement Agent”) an aggregate fee of 7.0% of the gross proceeds from the Financing Transaction. The Placement Agent also received a five-year warrant (the “Placement Agent Warrant”) to purchase (i) a number of shares equal to 3.0% of the shares sold to the Financing Transaction Investors and (ii) warrants (substantially similar to a Series 1 Warrant) to purchase a number of shares equal to 3.0% of the number of shares underlying the Warrants sold to the Financing Transaction Investors (subject to reduction in number as necessary to comply with the compensation limit pursuant to applicable guidelines of the Financial Industry Regulatory Authority). The placement agent agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act, or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

The net proceeds to us from the Financing Transaction were approximately $1,182,000.

Our Capital Requirements

Our primary uses of capital are to support sales, marketing and operations, product research and development, and purchasing inventory to fill customer orders.

Our primary sources of capital have been cash from operations, supplemented by proceeds from the Purchasing Agreement, other debt financings, and periodic sales of equity securities such as the Financing Transaction.

We have incurred significant operating losses and negative cash flow from operations since inception. We intend to continue utilizing debt and equity financing arrangements to supplement operating cash flow and fund operations and inventory acquisitions in the foreseeable future. Our ability to obtain sufficient advances under the Purchasing Agreement may be dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. Debt and equity markets remain challenging in the current economic environment. We will need to become profitable in the near future through generating higher revenues or lowering operating costs, or a combination of the two, to reduce our reliance on third party debt and equity capital. In February 2010, we completed a registered direct offering of our equity securities in the Financing Transaction and generated approximately $1,182,000 in net proceeds for inventory purchases and general corporate purposes. The securities were sold pursuant to a shelf registration statement that was declared effective by the SEC on October 28, 2009. Our ability to sell additional securities using the shelf registration statement may be constrained by our stock price; and unless the trading price of our stock rises significantly, we may need to find alternative methods of raising capital. There can be no assurance we will have access to future capital to sustain operations, or that the terms of any such financing will be advantageous to us.

Our history of losses and negative cash flow may adversely affect our stock price, our ability to market our products, and our access to capital. Even if we are able to attract new capital on acceptable terms, we must achieve higher sales, profitability and positive cash flow in the near future or the availability of future financing may decrease and the terms on which we are able to obtain financing may become less favorable. We have developed what we believe are promising opportunities to market products in the U.S. and abroad, both directly and through arrangements with third parties, but there can be no assurance these efforts will be successful.

Although the Financing Transaction provided capital for near term inventory purchases, we will need to obtain additional capital to support inventory purchases in the foreseeable future.

Please refer to the “Going Concern” in Note 1 to the Condensed Financial Statements for additional disclosure.

Employees

We had 51 full-time employees at June 30, 2010, a decrease of 2% from December 31, 2009.

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

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of June 30, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ICOP DIGITAL, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We believe the Reverse Stock Split was in the best interest of all of our investors, including the Financing Transaction Investors, because it enabled us to maintain our NASDAQ listing and avoid the adverse impact on all investors of losing our NASDAQ listing. Nevertheless, the Financing Transaction Investors have taken the position that the adoption of the Reverse Stock Split without their written consent was a breach of the Financing Transaction Documents.

Rather than responding to our proposal to resolve this issue, the Financing Transaction Investors have commenced litigation against us. On August 6, 2010, a lawsuit (the “Financing Transaction Litigation”) was filed against us in the United States District Court for the Southern District of New York entitled Alpha Capital Anstalt and Iroquois Master Fund, Ltd., Plaintiffs, v. ICOP Digital, Inc., Defendant, Case No. 10 CV 5924. The plaintiffs are demanding injunctive relief and an unspecified amount of damages, interest and attorneys’ fees alleging breach of the Securities Purchase Agreement, fraud and breach of representation arising from the implementation of the Reverse Stock Split without the plaintiffs’ written consent. We emphatically deny the plaintiffs’ allegations and intend to contest the lawsuit.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

An index of exhibits begins on page 21 of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: August 13, 2010	By:	/s/ David C. Owen
David C. Owen
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Mickie R. Koslofsky
Mickie R. Koslofsky
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

Exhibit 3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

Exhibit 3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

Exhibit 3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

Exhibit 3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

Exhibit 3.6	Fifth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed June 22, 2010).

Exhibit 3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith