Form 10-Q
period 2010-09-30
ICOP DIGITAL, INC
filed 2010-11-12
CIK 1094572

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The issuer had 2,722,795 shares of its common stock issued and outstanding as of November 5, 2010, the latest practicable date before the filing of this report.

ICOP DIGITAL, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$191,778	$1,171,943
Accounts receivable, net of allowances of $100,457 at September 30, 2010 and December 31, 2009	2,210,761	2,009,591
Inventory, at lower of cost or market	2,502,183	2,094,168
Prepaid Expenses	112,086	98,351
Other Assets	297,820	1,759,004

Total current assets	5,314,628	7,133,057

Property and equipment, net of accumulated depreciation $1,614,010 and $1,411,988 at September 30, 2010 and December 31, 2009, respectively	1,242,093	1,463,765

Other assets:
Deferred patent costs	102,362	95,906
Investment, at cost	25,000	25,000
Security deposit	17,500	18,258

Total other assets	144,862	139,164

Total assets	$6,701,583	$8,735,986

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$400,311	$370,998
Accrued liabilities	524,396	476,761
Notes payable	479,985	629,985
Due to factor	1,269,588	686,965
Unearned revenue - current portion	256,807	233,175

Total current liabilities	2,931,087	2,397,884

Other liabilities:
Unearned revenue - long term portion	382,420	420,009

Contingency (Note10)	1,038,000	—

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, no par value; 50,000,000 shares authorized, 2,722,795 and 2,360,294 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	37,755,171	36,469,313
Accumulated other comprehensive income	3,465	3,465
Retained deficit	(35,408,560)	(30,554,685)

Total shareholders’ equity	2,350,076	5,918,093

Total liabilities and shareholders’ equity	$6,701,583	$8,735,986

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales, net of returns and allowances	$2,555,114	$1,945,231	$6,291,336	$5,795,227
Cost of sales	1,475,112	1,173,137	3,644,259	3,084,130

Gross profit	1,080,002	772,094	2,647,077	2,711,097
Operating expenses:
Selling, general and administrative	1,724,032	1,950,190	5,729,731	5,776,993
Research and development	203,714	196,641	553,443	597,539

Total operating expenses	1,927,746	2,146,831	6,283,174	6,374,532

Operating loss	(847,744)	(1,374,737)	(3,636,097)	(3,663,435)

Other income (expense):
Contingency settlement	(1,038,000)	—	(1,038,000)	—
Gain on derecognition of liabilities	—	—	—	52,765
Gain/(Loss) on disposal of property and equipment	(2,875)	4,537	(2,472)	(2,109)
Interest income	18	25	65	61
Loss on extended warranties	—	(599)	—	(1,944)
Interest expense	(70,666)	(43,555)	(184,300)	(140,908)
Other income	1,400	13,878	6,929	22,574

Loss before income taxes	(1,957,867)	(1,400,451)	(4,853,875)	(3,732,996)
Income tax provision	—	—	—	—

Net Loss	$(1,957,867)	$(1,400,451)	$(4,853,875)	$(3,732,996)

Basic and diluted net loss per share	$(0.83)	$(0.85)	$(1.81)	$(3.35)

Basic and diluted weighted average common shares outstanding	2,362,180	1,641,430	2,674,941	1,114,656

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Statement of Changes in Shareholders’ Equity (Unaudited)

					Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	—	$—	2,360,294	$36,469,313	$3,465	$(30,554,685)	$5,918,093

Stock issued under employee stock purchase plan	—	—	6,268	16,891			16,891
Stock issued in exchange for services	—	—	6,000	25,200			25,200
Stock options issued in exchange for services	—	—		110,653			110,653
Registered Direct Offering - net of offering costs $282,503			350,233	1,133,114			1,133,114
Comprehensive income:
Unrealized effect of the change in foreign currency exchange rates	—	—			—		—
Net loss	—	—				(4,853,875)	(4,853,875)

Total comprehensive loss							(4,853,875)

Balance at September 30, 2010	—	$—	2,722,795	$37,755,171	$3,465	$(35,408,560)	$2,350,076

See accompanying notes to condensed financial statements

ICOP DIGITAL, INC.

Part I – FINANCIAL INFORMATION

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,853,875)	$(3,732,996)
Adjustments to reconcile net loss to net cash used by operating activities:
Contingency settlement	1,038,000	—
Depreciation	216,676	410,305
Stock-based compensation expense	135,853	341,044
Gain on derecognition of liabilities	—	(52,765)
Loss on disposal of property and equipment	2,472	4,380
Changes in operating assets/liabilities:	—	—
Accounts Receivable	(201,170)	240,292
Inventory	(408,015)	1,422,964
Prepaids and other	1,447,449	(1,087,504)
Accounts payable	29,313	(330,854)
Accrued liabilities	204,818	(113,985)

Net cash provided (used) in operating activities	(2,388,479)	(2,899,119)

Cash flows from investing activities:
Purchases of property and equipment	(4,898)	(43,234)
Proceed from the sale of property and equipment	7,624	34,195
Deferred patent costs	(6,658)	—
Deposits	758	—

Net cash used in investing activities	(3,174)	(9,039)

Cash flows from financing activities:
Proceeds from factoring agreement	6,594,500	5,191,306
Payments on factoring agreement	(6,183,017)	(5,222,597)
Payments on note payable	(150,000)	(150,000)
Proceeds from the issuance of common stock	1,358,441	3,974,875
Payment of offering costs	(208,436)	(815,811)

Net cash provided in financing activities	1,411,488	2,977,773

Effect of currency exchange rate changes on cash	—	3,193

Net change in cash	(980,165)	72,808
Cash, beginning of period	1,171,943	99,192

Cash, end of period	$191,778	$172,000

Supplemental disclosure of cash flow information:
Interest paid	$184,300	$—

Non-cash investing and financing transactions
Transfer of inventory for internal use	$—	$34,864

Offering costs from Placement Agent warrants	$91,090	$—

See accompanying notes to condensed financial statements.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Note 1: Basis of Presentation

The condensed balance sheet at December 31, 2009 has been derived from financial statements audited by Cordovano and Honeck, LLP, independent public accountants, as indicated by its report included in the Form 10-K. The accompanying unaudited financial statements at September 30, 2010 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three- and nine- month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Going Concern

The Company has incurred significant losses, negative cash flow from operations since inception, and has no history of operating at profitable levels. During the nine months ended September 30, 2010, the Company incurred net losses of $4,853,875 and negative cash flow of $980,165 and could continue to incur losses and negative cash flow from operations in the future until product sales are sufficient to sustain profitability. These matters, among others, raise substantial doubt about its ability to continue as a going concern.

Until the Company can achieve consistent profitability and positive cash flow from operations, its ability to sustain operations and continue as a going concern are dependent upon obtaining additional financing. The Company will likely require such financing in the near term. The Company has primarily relied on financing through the sale of common stock. There can be no assurance that additional equity or debt financing will be available. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed financial statements.

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

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

ICOP Digital, Inc. (the “Company”) was incorporated in April 1998 in Colorado as Bail Corporation. The Company changed its name to Vista Exploration Corporation in August 2001, and to its current name, ICOP Digital, Inc. in November 2004. The Company is engaged in the design, development and marketing of surveillance equipment and systems for use in the public safety, military, and homeland security markets. The Company’s office is located in Lenexa, Kansas.

Note 3: Inventory

Inventories are valued at the lower of cost or market. We take physical counts of inventories quarterly, and review the provision for potential losses from obsolete, excess or slow-moving inventories. The components of inventory as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$345,515	$126,064
Work in process	106,073	101,548
Finished goods	2,050,595	1,866,556

	$2,502,183	$2,094,168

Note 4: Other Current Assets

The components of other current assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Deposits on inventory purchases	$132,866	$1,585,495
Inventory for parts	164,700	172,127
Other	254	1,382

	$297,820	$1,759,004

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Note 5: Property and Equipment, net

The components of property and equipment, net of accumulated depreciation as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Land	$1,000,259	$1,000,259
Equipment	1,166,052	1,162,991
Vehicles	214,341	235,976
Furniture	284,662	285,737
Leasehold improvements	190,789	190,790

	2,856,103	2,875,753
Less: accumulated depreciation	(1,614,010)	(1,411,988)

	$1,242,093	$1,463,765

Note 6: Debt Obligations

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $2,500,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. The Purchasing Agreement was renewed for twelve months on April 30, 2010. On September 30, 2010, the balance outstanding under the Purchasing Agreement was $1,269,588 and we were in compliance with the Net Worth Covenant.

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

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

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

	September 30,	December 31,
	2010	2009
	(unaudited)
Unearned revenue, beginning balance	$653,184	$466,983
Revenue deferred for new extended warranties sold	255,213	382,533
Revenue recognized	(269,170)	(196,228)
Unfulfilled warranty liability	—	(104)

Unearned revenue at the end of period	$639,227	$653,184

Current portion	$256,807	$233,175
Non-current portion	382,420	420,009

Unearned revenue at the end of period	$639,227	$653,184

Note 8: Shareholders’ Equity

Registered Direct Offering

On February 3, 2010, the Company completed a registered direct offering (the “Financing Transaction”) to two institutional investors (the “Financing Transaction Investors”) an aggregate of 350,000 shares of our common stock, Series 1 warrants to purchase up to an aggregate of 350,000 shares of common stock (the “Series 1 Warrants”) and Series 2 warrants to purchase up to an aggregate of 123,258 shares of common stock (the “Series 2 Warrants”). The net proceeds to the Company from the Financing Transaction, after deducting transaction costs and Placement Agent fees, were approximately $1,182,000. The exercise price of the Series 1 Warrants is $4.20 per share, and they are currently exercisable until February 3, 2015. The initial exercise price of the Series 2 Warrants was $3.833 per share, and they expired on May 4, 2010. The Series 1 Warrants and Series 2 Warrants are collectively referred to as the “Warrants.” Subject to certain customary exceptions, in the event of an issuance or deemed issuance by us of common stock (or securities convertible into common stock) at a per share price less than the then applicable Series 1 Warrant exercise price (a “Dilutive Event”), then the Series 1 Warrant exercise price will be reduced to that new issuance price, and the number of shares of common stock issuable upon exercise of the Series 1 Warrants will be correspondingly increased (the “Dilution Provision”). On June 3, 2010, our shareholders approved the Dilution Provision in accordance with NASDAQ Marketplace 5635. The Company paid Chardan Capital Markets, LLC (the “Placement Agent”) an aggregate fee of 7.0% of the gross proceeds from the Financing Transaction. The Placement Agent also received a five-year warrant (the “Placement Agent Warrant”) to purchase (i) a number of shares equal to 3.0% of the shares sold to the Financing Transaction Investors and (ii) warrants (substantially similar to a Series 1 Warrant) to purchase a number of shares equal to 3.0% of the number of shares underlying the Warrants sold to the Financing Transaction Investors (subject to reduction in number as necessary to comply with the compensation guidelines of the Financial Industry Regulatory Authority). The placement agent agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Sale of Common Stock

During the first and third quarters 2010, the Company received proceeds of $10,665 and $3,693 in connection with employee purchases of 3,391 and 2,877 shares, respectively, of its common stock under the Company’s Employee Stock Purchase Plan.

Awards of Restricted Common Stock and Stock Options

The Company has granted to employees, consultants and directors shares of restricted common stock and options to purchase shares of the Company’s common stock which vest in 2007 and future years. Stock-based compensation expense related to these awards of $42,672 and $93,206 has been recorded in the three months ended September 30, 2010 and 2009, respectively, and $135,852 and $341,044 has been recorded in the nine month period ended September 30, 2010 and 2009, respectively. The reduction in expense for the nine month period year over year was due to the Company’s expectation that it will not meet the performance requirement condition of certain options granted. As a result, the Company has determined that no compensation expense related to the performance condition stock options granted is necessary until that performance condition becomes probable. As of September 30, 2010, the Company has determined it will not meet the performance requirement condition.

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

Note 10: Contingencies

On June 22, 2010, the Company effected a one-for-ten reverse stock split of its common stock (the “Reverse Stock Split”). The purpose of the Reverse Stock Split was to enable the Company to regain compliance with the minimum $1.00 per share bid price requirement for continued listing on the NASDAQ Capital Market. On June 3, 2010, our shareholders approved, by a majority of 80.3% of the shares voting, an amendment to our Articles of Incorporation, as amended, and a reverse stock split of our common stock, and voted to grant our Board of Directors the authority to set the ratio of the reverse stock split within the range of one-for-two to one-for-ten, or not to complete any reverse stock split, at their discretion. We believe that if our common stock had been delisted, it would have been more difficult to buy or sell our common stock and to obtain accurate quotations, and that the price of our stock could therefore have suffered a material decline. We also believe that delisting would have impaired our ability to raise capital, and would also have impaired the value of our outstanding warrants, including the Warrants issued to the Financing Transaction Investors. We further believe that if our common stock had been delisted, a market maker would have had to sponsor quotation of our common stock on the OTC Bulletin Board, and our common stock could have become subject to the SEC’s penny stock regulations. We believe the regulations affecting penny stocks could have severely affected the market liquidity for our common stock and limited our shareholders’ ability to sell our common stock in the secondary market. We believe that this loss of liquidity would have severely adversely affected not only our shareholders and warrant holders, but also the value of the Warrants held by the Financing Transaction Investors.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Pursuant to authority granted by our shareholders, our Board of Directors determined that the Reverse Stock Split was the only means reasonably assured to retain our NASDAQ listing and that the Reverse Stock Split was therefore in the best interests of our shareholders, warrant holders and the Financing Transaction Investors alike.

The Securities Purchase Agreement, (the “SPA”), entered into in connection with the Financing Transaction contains a provision that required us to obtain the written consent of the Financing Transaction Investors prior to effecting the Reverse Stock Split. We requested, but did not obtain, such written consent from the Financing Transaction Investors prior to the June 3, 2010 shareholders meeting, and also prior to effecting the Reverse Stock Split.

We requested a waiver from the Financing Transaction Investors of the written consent requirement in the SPA with respect to the Reverse Stock Split. We held discussions with the Financing Transaction Investors with the objective of arriving at a mutually acceptable waiver agreement. During the course of these discussions, however, the Financing Transaction Investors filed a lawsuit against us (the “Financing Transaction Litigation”). The Financing Transaction Litigation was filed in the United States District Court for the Southern District of New York and is titled Alpha Capital Anstalt and Iroquois Master Fund, Ltd., Plaintiffs, v. ICOP Digital, Inc., Defendant, Case No. 10 CV 5924. The plaintiffs have demanded injunctive relief and an unspecified amount of damages, interest and attorneys’ fees alleging breach of the SPA, fraud and breach of representation arising from the implementation of the Reverse Stock Split without the plaintiffs’ written consent.

We filed an answer and counterclaim in the Financing Transaction Litigation demanding injunctive relief and an unspecified amount of damages and attorneys’ fees alleging breach of contract, fraud and breach of representation.

On November 1, 2010, pursuant to the authority of our Board of Directors, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the Financing Transaction Investors, pursuant to which we agreed to issue an aggregate of 600,000 unregistered shares of common stock (the “New Shares”) to the Financing Transaction Investors in exchange for cancellation of the Series 1 Warrants and a mutual release of all claims connected with the Financing Transaction, the Warrants, the Reverse Stock Split and the Financing Transaction Litigation. The New Shares were valued at $1.73 per share, the closing price of our common stock on the NASDAQ Capital Market on the date of execution of the Settlement Agreement. We agreed to issue the New Shares to the Financing Transaction Investors in reliance upon the exemption from registration in Section 3(a)(10) of the Securities Act. In order to rely upon the 3(a)(10) exemption, the Court presiding over the Financing Transaction Litigation must issue an order, following a hearing in which the Financing Transaction Investors have a right to participate, finding that the terms and conditions of the exchange of the New Shares for the Series 1 Warrants and the release of the Financing Transaction Investors’ claims is fair to the Financing Transaction Investors. The Financing Transaction Investors will stipulate to the fairness of such exchange. Although we anticipate the Court will issue the appropriate order permitting us to rely on the 3(a)(10) exemption the Settlement Agreement will be void if such order is not granted.

In accordance with the 3(a)(10) exemption, the New Shares will be freely tradable upon issuance. Although the Financing Transaction Investors did not claim a specified amount of damages and we believe our counterclaims in the Financing Transaction Litigation were meritorious, had we not prevailed in the Financing Transactions Litigation, we would not have been exposed to substantial damages and reimbursement of the Financing Transaction Investors’ attorney’s fees. Defending the litigation also required us to incur substantial defense costs, including the fees and expenses of defense counsel. Moreover, we were advised by potential investors and lenders that it would be difficult for us to obtain the equity or debt financing required by us to purchase inventory and support operations so long as the Dilution Provision was in effect and the Financing Transaction Litigation was pending. We believe the Settlement Agreement will put us in a better position to obtain needed financing, although there can be no assurance such financing will be available to us. Accordingly, our Board of Directors determined that the Settlement Agreement and its terms and conditions are in the best interest of the Company and our shareholders.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Note 11: Subsequent Events

On November 1, 2010, as described previously in Note 10: “Contingencies”, we entered into a Settlement Agreement with the Financing Transaction Investors, pursuant to which (i) the Series 1 Warrants will be surrendered for cancellation, (ii) we will issue an aggregate of 600,000 New Shares to the Financing Transaction Investors, and (iii) the parties to the Financing Transaction Litigation will release one another from liability. The Settlement Agreement is subject to court approval pursuant to the exemption from registration in Section 3(a)(10) of the Securities Act. We recorded a contingency liability of $1,038,000 for potential non-cash settlement of the Financing Transaction Litigation.

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

•	Our ability to continue as a going concern, as discussed in Note 1: “Basis of Presentation” to the Condensed Financial Statements

•

If the Court does not approve the Settlement Agreement with the Financing Transaction Investors, the Settlement Agreement will be void, and we will continue to be exposed to the risks involving the Dilution Provision and Financing Transaction Litigation, as discussed in Note 10: “Contingencies” to the Condensed Financial Statements.

•

The New Shares issuable to the Financing Transaction Investors under the Settlement Agreement will be freely tradable. Any significant resale of New Shares or any short sales of our common stock, by the Financing Transaction Investors could adversely affect the market price of our common stock.

•

Our need for additional capital in the near future to acquire inventory, support operations and capitalize on new opportunities and our ability to obtain such capital on acceptable terms, even if the Settlement Agreement is approved by the Court

•	Our ability to maintain our listing on the NASDAQ Capital Market

•	Our history of losses and our expectation of continued losses unless our sales and revenues significantly increase

•	Our history of negative cash flow from operations and our continued reliance on outside capital to support operations

•	Our ability to achieve profitable operations and positive cash flow in the future

•	The current recession and budgetary pressures on state and local law enforcement agencies, which comprise a material segment of our customer base

•	We may not be able to sell new securities under our shelf registration statement until February 4, 2011

•	The effect of our continuing losses and negative cash flow on our competitiveness

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

•	Our ability to penetrate new markets in the United States and abroad, including homeland security and foreign security services

•	Unfavorable foreign exchange ratios between the U.S. Dollar and the Japanese Yen have increased our inventory costs

•	A number of companies engaged in our industry have gone out of business, and we are beginning to attract competition from much larger companies that are entering our industry

•	Risks and uncertainties of marketing our products in foreign countries

•	Our compliance with U.S. and foreign laws and regulations that apply to conducting business in other countries, including compliance with the U.S. Foreign Corrupt Practices Act

•	Our need to continually improve our products and develop new products in order to remain competitive

•	Potential competition from new developments in surveillance technology

•	Any failure to acquire inventory or fill orders on a timely basis may cause us to lose potential sales

•

We are not in compliance with NASDAQ Listing Standards 5605(b)(1) and 5605(c)(2) because independent directors do not comprise a majority of our Board, and our audit committee consists of only two independent directors. We must regain compliance by appointing an additional independent director not later than our 2011 annual shareholder meeting. If we do not regain compliance by that date, our common stock may be delisted by NASDAQ. It may be difficult to recruit an additional independent director because of our financial condition and the current financial and regulatory environment.

•	Our continued ability to comply with the Net Worth Covenant in the Purchasing Agreement

•	Our ability to renew the Purchasing Agreement or obtain substitute receivables financing on April 30, 2011

•	Our dependence on foreign companies to manufacture our products

•	Our dependence on our management to operate and grow the Company

•	Our ability to manage growth

•	The effectiveness of our internal financial controls and disclosure controls and procedures

•	Our potential exposure to product warranty claims and claims for defective products

•	Our operating results may fluctuate, which may make it difficult to predict future results

Neither we nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements. We undertake no obligation to revise, or publicly release the results of any revisions to, these forward-looking statements.

As used herein, references to “ICOP,” “we,” “us”, “our” or “the Company” mean ICOP Digital, Inc.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have experienced net losses and negative cash flow from operations since inception, and could continue to experience net losses and negative cash flow from operations in the future unless our product sales and profitability improve significantly. These and other conditions raise substantial doubt about our ability to continue as a going concern.

We have developed what we believe are favorable product marketing and sales opportunities in the U.S. and abroad. Our ability to capitalize on those opportunities, purchase inventory, and support operations will depend upon our access to third party equity or debt financing in the near future. Our ability to raise new capital has been constrained by the Dilution Provision and Financing Transaction Litigation. We believe that Court approval of the Settlement Agreement with the Financing Transaction Investors will improve our outlook for raising capital and enable us to capitalize on these opportunities and grow the Company, but there can be no assurance the Settlement Agreement will be approved by the Court or that adequate financing will become available to us on a timely basis.

For the Three Months Ended September 30, 2010 and 2009

Results of Operations

Sales

Sales for the three months ended September 30, 2010 and 2009 were $2,555,114 and $1,945,231, respectively, an increase of $609,883 (31.4%) due to continued market penetration and customer re-orders.

Cost of Sales

Cost of sales for the three months ended September 30, 2010 and 2009 were $1,475,112 and $1,173,137, respectively, an increase of $301,975 (25.7%). Cost of sales as a percentage of sales was 57.7% for the third quarter of 2010 compared to 60.3% for the third quarter of 2009. The increase in the amount was due to an increase in units shipped for the three month period in 2010 as compared to 2009 and the cost of inventory being higher in 2010 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Gross Margin

Gross margin was 42.3% for the three months ended September 30, 2010 compared to 39.7% for the three months ended September 30, 2009. The decrease in gross margin for 2009 is primarily due to higher cost of goods sold due to our summer special which offered promotional items that were expensed to cost of goods sold.

Operating Expenses

Operating expenses were $1,927,746 and $2,146,831 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $219,085 (10.2%). The decrease is mainly due to the decline in depreciation, stock based compensation and promotional expenses. Overall operating expenses as a percentage of sales decreased from 110.4% in 2009 to 75.4% for the three months ended September 30, 2010.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2010 and 2009, were $1,724,032 and $1,950,190, respectively, a decrease of $226,158 (11.6%). The decrease is mainly due to the decline in depreciation, compensation and promotional expenses. The decline in promotional expenses is due to cost saving measures.

Research and Development

Research and development expenses for the three months ended September 30, 2010 and 2009 were $203,714 and $196,641, respectively. The increase is the result of product development for certain products for the third quarter of 2010 as compared to the third quarter 2009.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended September 30, 2010 and 2009 was $42,672 and $93,206 respectively, a decrease of $50,534 (54.2%). The decrease is due to more options being granted in the third quarter of 2009 compared to the third quarter 2010.

Other Income (Expenses)

Contingency Settlement

As discussed in “Other Sources of Capital”, we recorded a contingency liability of $1,038,000 for potential non-cash settlement in the Financing Transaction Litigation.

Interest Expense

Interest expense was $70,666 and $43,555 for the three months ended September 30, 2010 and 2009, respectively, an increase of $27,111 (62.2%). The increase is due to the interest and factoring fees for advances under the Purchasing Agreement.

For the Nine Months Ended September 30, 2010 and 2009

Results of Operations

Sales

Sales for the nine months ended September 30, 2010 and 2009 were $6,291,336 and $5,795,227, respectively, an increase of $496,109 (8.6%) due to increased market penetration and customer re-orders.

Cost of Sales

Cost of sales for the nine months ended September 30, 2010 and 2009 were $3,644,259 and $3,084,130, respectively, an increase of $560,129 (18.2%). Cost of sales as a percentage of sales was 57.9% for the nine month period in 2010 as compared to 53.2 % for the same period in 2009. The increase in amount and percentage of cost of sales was due to the increase in units shipped and cost of inventory being higher in 2010 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen.

Gross Margin

Gross margin was 42.1% for the nine months ended September 30, 2010 compared to 46.8% for the nine months ended September 30, 2009. The decline is due to higher margins in 2009 for certain markets along with the result of the cost of inventory being higher in 2010 as a result of unfavorable foreign currency movements in the U.S. Dollar compared to the Japanese Yen. The decline in gross margin for 2010 is also attributable to increased sales of certain products having a lower margin.

Operating Expenses

Operating expenses were $6,283,174 and $6,374,532 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $91,358 (1.4%). Overall operating expenses as a percentage of sales decreased from 110.0% in 2009 to 99.9% for the nine months ended September 30, 2010. This decrease is mainly due to lower stock based compensation, research and development, and depreciation expense offset by increased travel costs. The increase in travel costs is attributed to trade events, activities relating to a recently formed client services team and greater focus on direct sales.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009, were $5,729,731 and $5,776,993, respectively, a decrease of $47,262 (0.8%). The decrease is mainly due to lower stock based compensation and depreciation expense offset by increased travel costs. The increase in travel costs is attributed to an increase in trade show event participation, activities relating to an elevated focus on client services and direct sales.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Research and Development

Research and development expenses for the nine months ended September 30, 2010 and 2009 were $553,443 and $597,539, respectively, a decrease of $44,096 (7.4%). The decrease is the result of the completion of product development for certain products.

Stock-based Compensation Expense

Stock-based compensation expense for the nine months ended September 30, 2010 and 2009 was $135,852 and $341,044 respectively, a decrease of $205,192 (60.2%). The decrease is due to fewer options granted in the first nine months of 2010 compared to 2009. The reduction in expense for the nine month period year over year was also due to the Company’s expectation that it will not meet the performance requirement condition of certain options granted. As a result, the Company has determined that no compensation expense related to the performance condition stock options granted is necessary until that performance condition becomes probable.

Other Income (Expenses)

Contingency Settlement

As discussed in “Other Sources of Capital”, we recorded a contingency liability of $1,038,000 for potential non-cash settlement in the Financing Transaction Litigation.

Interest Expense

Interest expense was $184,300 and $140,908 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $43,392 (30.8%). The increase is due to the interest and factoring fees for advances under the Purchasing Agreement.

Liquidity and Capital Resources

Working Capital

On September 30, 2010, we had $191,778 in cash, $2,210,761 in accounts receivable, $2,502,183 in inventory, $409,906 in prepaid expenses and other current assets and $2,931,087 in current liabilities, for a net working capital of $2,383,541.

Operating Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2010 was $2,388,479 compared to $2,899,119 for the nine months ended September 30, 2009. The increase in net cash used in operations in 2009 is mainly due to decreases in inventory and accounts receivable.

Investing Activity Cash Flows

Net cash used in investing activities for the nine months ended September 30, 2010 was $3,174, primarily for deferred patent and deposit expenses, compared to $9,039 for the nine months ended September 30, 2009, for the sales and purchases of equipment.

Financing Activity Cash Flows

Net cash provided by financing activities was $1,411,488 for the nine months ended September 30, 2010, primarily from the closing of the Financing Transaction along with proceeds and collections from the Purchasing Agreement, compared to $2,977,773 for the nine months ended September 30, 2009, substantially the closing of a public offering along with proceeds and collections from the Purchasing Agreement.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Other Sources of Capital

On November 10, 2008, we entered into a purchasing agreement (the “Purchasing Agreement”) with a financing company (the “Purchaser”) for a term of 18 months under which we agreed to sell all of our accounts receivable at a discount of 0.75% (“Purchasing Fee”) from the face value of each invoice for every 30 days the invoice is outstanding. We are obligated to sell all of our receivables to the Purchaser, but the Purchaser is not obligated to purchase any receivables or to advance against them. The Purchaser may, in its sole discretion, advance up to 85% of the eligible accounts receivable outstanding for a maximum borrowing of $5,000,000. The interest rate on any outstanding advances to us will be 2.5% plus the greater of LIBOR plus 2.75% or the prime rate as published by The Wall Street Journal. In no event shall LIBOR be less than 3%. We are required to sell the Purchaser $2,400,000 in invoices each calendar quarter or pay the minimum Purchasing Fee for any shortfall. We are required to maintain a $2,500,000 tangible net worth at all times during the term of the Purchasing Agreement (the “Net Worth Covenant”). The Purchasing Agreement may be renewed annually after the initial 18-month term unless either party elects not to renew, or it may be terminated by the Purchaser at any time without cause on 60 days’ notice to us. The Purchasing Agreement was renewed for twelve months on April 30, 2010. On September 30, 2010, the balance outstanding under the Purchasing Agreement was $1,269,588 and we were in compliance with the Net Worth Covenant.

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

On February 3, 2010, we completed a registered direct offering (the “Financing Transaction”) of 350,000 shares of our common stock, Series 1 warrants to purchase up to 350,000 shares of common stock (the “Series 1 Warrants”) and Series 2 warrants to purchase up to 123,258 shares of common stock (the “Series 2 Warrants”), all on a post-Reverse Stock Split basis, pursuant to the SPA. The exercise price of the Series 1 Warrants is $4.20 per share, and they are currently exercisable until February 3, 2015. The initial exercise price of the Series 2 Warrants was $3.833 per share, and they expired on May 4, 2010. The Series 1 Warrants and Series 2 Warrants are referred to collectively as the “Warrants.” Subject to certain customary exceptions, in the event of an issuance or deemed issuance by us of common stock (or securities convertible into common stock) at a per share price less than the then applicable Warrant exercise price (a “Dilutive Event”), then the Series 1 Warrant exercise price will be reduced to that new issuance price. The SPA and Series 1 Warrants are also subject to a number of other provisions which give the Financing Transaction Investors consent rights, drag-along rights, preemptive rights, participation rights and rights of first refusal in the event we engage in certain transactions or take certain corporate action. We paid Chardan Capital Markets, LLC (the “Placement Agent”) an aggregate fee of 7.0% of the gross proceeds from the Financing Transaction. The Placement Agent also received a five-year warrant (the “Placement Agent Warrant”) to purchase (i) a number of shares equal to 3.0% of the shares sold to the Financing Transaction Investors and (ii) warrants (substantially similar to a Series 1 Warrant) to purchase a number of shares equal to 3.0% of the number of shares underlying the Warrants sold to the Financing Transaction Investors (subject to reduction in number as necessary to comply with the compensation limit pursuant to applicable guidelines of the Financial Industry Regulatory Authority). The placement agent agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act, or to contribute to payments the Placement Agent may be required to make because of any of those liabilities.

The net proceeds to us from the Financing Transaction were approximately $1,182,000.

As described in Note 10: “Contingencies” to the Condensed Financial Statements, we entered into a Settlement Agreement with the Financing Transaction Investors, pursuant to which (i) the Series 1 Warrants will be surrendered for cancellation, (ii) we will issue an aggregate of 600,000 New Shares to the Financing Transaction Investors, and (iii) the parties to the Financing Transaction Litigation will release one another from liability. The Settlement Agreement is subject to court approval pursuant to the exemption from registration in Section 3(a)(10) of the Securities Act. We recorded a contingency liability of $1,038,000 for potential non-cash settlement in the Financing Transaction Litigation.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

Our Capital Requirements and Financing Outlook

Our primary uses of capital are to support sales, marketing and operations, product research and development, and purchasing inventory to fill customer orders.

Our primary sources of capital have been cash from operations, supplemented by proceeds from the Purchasing Agreement, other debt financings, and periodic sales of equity securities such as the Financing Transaction.

We have incurred significant operating losses and negative cash flow from operations since inception. We have relied upon equity and debt financing arrangements to supplement cash flow from operations and support our operations, and require additional financing to acquire inventory and sustain operations in the near term. We intend to continue utilizing equity and debt financing arrangements to supplement operating cash flow, acquire inventory and fund operations in the foreseeable future. Our ability to obtain sufficient advances under the Purchasing Agreement is dependent upon our ability to generate increased accounts receivable through higher sales volumes, which cannot be assured. We may need to obtain replacement receivables financing if the Purchasing Agreement is not renewed on April 30, 2011. Debt and equity markets remain challenging in the current economic environment. We also believe our ability to obtain needed financing has been constrained by the Dilution Provision and Financing Transaction Litigation, and that the Settlement Agreement will improve our outlook for new financing. We believe conditions in capital markets, our financial condition and performance, and the substantial doubt about our ability to continue as a going concern have made the terms of any new equity or debt financing we may obtain potentially less favorable for us. We will need to become profitable and generate positive cash flow in the near future through generating higher revenues or lowering operating costs, or a combination of the two, to reduce our reliance on third party financing and/or obtain better financing terms.

In February 2010, we completed a registered direct offering of our equity securities in the Financing Transaction and generated approximately $1,182,000 in net proceeds for inventory purchases and general corporate purposes. The securities were sold pursuant to a shelf registration statement that was declared effective by the SEC on October 28, 2009. Due to limitations on the use of shelf registration statements by smaller reporting companies, we may not be able to use the shelf registration statement to sell additional securities until February 4, 2011 at the earliest.

There can be no assurance we will have access to future capital to sustain operations, or that the terms of any such financing will be advantageous to us.

Our history of losses and negative cash flow may also adversely affect our stock price and our ability to market our products. Even if we are able to attract new capital on acceptable terms, we must achieve higher sales, profitability and positive cash flow in the near future or the availability of future financing may decrease and the terms on which we are able to obtain financing may continue to become less favorable.

We have developed what we believe are promising opportunities to market products in the U.S. and abroad, both directly and through arrangements with third parties, but there can be no assurance these efforts will be successful or that we will be able to obtain the capital necessary to exploit them.

Please refer to “Going Concern” in Note 1 and “Contingencies” in Note 10 to the Condensed Financial Statements for additional disclosure about these matters.

Employees

We had 50 full-time employees at September 30, 2010, a slight decline from December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ICOP DIGITAL, INC.

PART I – FINANCIAL INFORMATION

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of September 30, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ICOP DIGITAL, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2010, a lawsuit (the “Financing Transaction Litigation”) was filed against us on August 6, 2010, by the Financing Transaction Investors in the United States District Court for the Southern District of New York entitled Alpha Capital Anstalt and Iroquois Master Fund, Ltd., Plaintiffs, v. ICOP Digital, Inc., Defendant, Case No. 10 CV 5924.

On November 1, 2010, we entered into a Settlement Agreement with the Financing Transaction Investors that will result in dismissal of the Financing Transaction Litigation and the mutual release of all claims. For additional information, see Note 10: “Contingencies” to the Condensed Financial Statements, and “Our Capital Requirements and Financing Outlook,” in Part I, Item 3, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

An index of exhibits begins on page 23 of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOP DIGITAL, INC.

Date: November 12, 2010	By: /s/ David C. Owen
David C. Owen
Chief Executive Officer

Date: November 12, 2010	By: /s/ Mickie R. Koslofsky
Mickie R. Koslofsky
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 10 filed with the Commission on September 13, 1999).

Exhibit 3.2	First Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 16, 2001).

Exhibit 3.3	Second Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 26, 2002).

Exhibit 3.4	Third Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 of the Form SB-2 registration statement filed April 4, 2005).

Exhibit 3.5	Fourth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed March 22, 2007).

Exhibit 3.6	Fifth Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed June 22, 2010).

Exhibit 3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed December 4, 2007).

Exhibit 10.1	Form of Settlement and Release Agreement dated November 1, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 4, 2010).

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith